Form 10-Q
period 2007-07-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2007-09-14
CIK 1353613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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

CURRENCYSHARESSM JAPANESE YEN TRUST
INDEX

Item 1.    FINANCIAL STATEMENTS

CurrencySharesSM Japanese Yen Trust

Statements of Financial Condition

	July 31, 2007 (Unaudited)	February 1, 2007 (Date of Inception)
Assets
Current Assets
Japanese Yen deposits, interest bearing	$683,693,628	$83
Japanese Yen deposits, non-interest bearing	--	--
Subscription receivable	33,551,527	--
Receivable from accrued interest	114,970	--

Total Assets	$717,360,125	$83

Liabilities and Shareholders’ Equity
Current Liabilities
Redemptions payable	$67,103,053	$--
Accrued Sponsor’s fee	198,703	--

Total Liabilities	67,301,756	--
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value,
23,870,000 and 20,000,000 authorized respectively - 7,750,000 and 1
issued and outstanding, respectively	650,058,369	83
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$717,360,125	$83

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31,2007	February 1, 2007 [Date of Inception] to July 31, 2007
Income
Interest income	$301,764	$478,385

Total Income	301,764	478,385
Expenses
Sponsor’s fee	(501,169)	(801,306)

Total Expenses	(501,169)	(801,306)
Net Income (Loss)	$(199,405)	$(322,921)

Other Comprehensive Income
Currency translation adjustment	(4,241)	(3,660)

Total Comprehensive Income (Loss)	$(203,646)	$(326,581)

Earnings per share	$(0.03)	$(0.07)
Weighted-average Shares Outstanding	6,082,065	4,935,083
Cash Dividends per Share	$0	$0

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statement of Changes in Shareholders’ Equity

(Unaudited)

February 1, 2007 [Date of Inception] to July 31, 2007
Retained Earnings Balance, Beginning of Period	$--
Net Income/(Loss)	(322,921)
Adjustment of redeemable capital shares to redemption value	322,921

Retained Earnings Balance, End of Period	--

Cumulative Translation Adjustment, Beginning of Period	$--
Currency translation adjustment	(3,660)
Adjustment of redeemable capital shares to redemption value	3,660

Cumulative Translation Adjustment, End of Period	$--

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statement of Cash Flows
(Unaudited)

February 1, 2007 [Date of Inception] to July 31, 2007
Cash flows from operating activities
Cash received for accrued income	$365,884
Cash paid for expenses	(606,699)

Net cash used in operating activities	(240,815)
Cash flows from financing activities
Cash received to purchase redeemable shares	677,316,009
Cash paid to redeem redeemable shares	(83)

Net cash provided by financing activities	677,315,926
Adjustment to period cash flows due to currency movement	6,618,434

Increase in cash	683,693,545
Cash at beginning of period	83

Cash at end of period	$683,693,628

Reconciliation of net income to net cash provided by operating activities
Net income	$(322,921)
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(114,970)
Currency translation adjustment	(1,627)
Increase in accrued sponsor fee	198,703

Net cash used in operating activities	$(240,815)

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

3.    Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. For the six months ending July 31, 2007, there were Japanese Yen principal deposits of 81,477,390,589, Japanese Yen principal redemptions of 10,000, and Japanese Yen withdrawals (to pay expenses) of 28,968,667 resulting in an ending Japanese Yen principal balance of 81,448,421,922. This equates to 683,693,628 USD. As of July 31, 2007 there are 3,996,993,328 Japanese Yen principal deposits receivable and 7,993,986,656 Japanese Yen principal redemptions payable which equates to 33,551,527 USD and 67,103,053 USD, respectively.

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

Activity in redeemable capital Shares is as follows:

	Period from February 1, 2007 [Date of Inception] to July 31, 2007
	Shares	U.S. Dollar Amount
Opening balance	1	$83
Shares issued	8,550,000	710,542,742
Shares redeemed	(800,001)	(66,453,551)
Adjustment to period Shares due to currency movement and other	--	5,969,095

Ending redemption balance
	7,750,000	$650,058,369

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

The value of the Shares relates directly to the value of the Japanese Yen held by the Trust and fluctuations in the price of Japanese Yen could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Prospectus for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Trust Overview

The CurrencySharesSM Japanese Yen Trust (the “Trust”) is a grantor trust that was formed on February 1, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of Japanese Yen and distributes Japanese Yen in connection with the redemption of Baskets.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of Japanese Yen plus accrued interest, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of Japanese Yen.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2007 was an annual nominal rate of 0.25%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). To date, the Trust has not made any distributions.

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

The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Japanese Yen Deposits (cash) are translated at the Noon Buying Rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the NYSE is open for regular trading.

The functional currency of the Trust is the Japanese Yen in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on February 1, 2007, when the Sponsor deposited 10,000 Japanese Yen with the Depository in exchange for one Share. The Depository received 1,500,000,000 Japanese Yen on behalf of the Trust in exchange for 150,000 Shares on February 12, 2007. Trading in the Shares of the Trust on the NYSE commenced on February 13, 2007. Through July 31, 2007 an additional 8,400,000 Shares had been created in exchange for 83,974,383,917 Japanese Yen; and 800,000 Shares had been redeemed in exchange for 7,993,986,656 Japanese Yen; additionally the seed capital of 10,000 Japanese Yen had been redeemed. Also through July 31, 2007, 28,968,665 Japanese Yen had been withdrawn to pay the portion of the sponsor fee that exceeded the interest earned.

As of July 31, 2007 the number of Japanese Yen owned by the Trust was 77,451,428,596 resulting in a USD value of $650,058,369 based on the NAV on July 31, 2007.

Movements in the Price of Japanese Yen

The investment objective of the Trust is for the Shares to reflect the price of the Japanese Yen plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Japanese Yen. Each outstanding Share represents a proportional interest in the Japanese Yen held by the Trust. The following chart provides recent trends on the price of Japanese Yen. The chart illustrates movements in the price of Japanese Yen in USD during the period from August 1, 2005 to July 31, 2007 and is based on the Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.    CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this quarterly report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2007, 16 Baskets (800,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2007 - 05/31/2007	--	--
06/01/2007 - 06/30/2007	--	--
07/01/2007 - 07/31/2007	800,000	$84.39

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM JAPANESE YEN TRUST
Date: September 14, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)