Form 10-Q
period 2008-01-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2008-03-14
CIK 1353613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 001-32906

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

CURRENCYSHARESSM JAPANESE YEN TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Japanese Yen Trust
Statements of Financial Condition

	January 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Japanese Yen deposits, interest bearing	$1,019,688,294	$905,632,675
Japanese Yen deposits, non-interest bearing	--	--
Receivable from accrued interest	200,017	180,985

Total Assets	$1,019,888,311	$905,813,660

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$345,827	$305,273

Total Liabilities	345,827	305,273
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
23,870,000 authorized - 10,900,000 and 10,450,000 issued and
outstanding, respectively	1,019,542,484	905,508,387
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$1,019,888,311	$905,813,660

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust
Statement of Income and Comprehensive Income

(Unaudited)

Three months ended January 31, 2008
Income
Interest income	$568,429

Total Income	568,429
Expenses
Sponsor’s fee	(990,941)

Total Expenses	(990,941)
Net Income (Loss)	$(422,512)

Other Comprehensive Income
Currency translation adjustment	(14,989)

Total Comprehensive Income (Loss)	$(437,501)

Earnings per share	$(0.04)
Weighted-average Shares Outstanding	10,880,978
Cash Dividends per Share	$0

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust
Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income (Loss)	(422,512)	(668,003)
Adjustment of redeemable capital shares to redemption value	422,512	668,003

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	(14,989)	(5,484)
Adjustment of redeemable capital shares to redemption value	14,989	5,484

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust
Statement of Cash Flows

(Unaudited)

Three months ended January 31, 2008
Cash flows from operating activities
Cash received for accrued income	$564,017
Cash paid for expenses	(975,336)

Net cash used in operating activities	(411,319)
Cash flows from financing activities
Cash received to purchase redeemable shares	167,158,636
Cash paid to redeem redeemable shares	(126,492,374)

Net cash provided by financing activities	$40,666,262
Adjustment to period cash flows due to currency movement	73,800,676

Increase in cash	114,055,619
Cash at beginning of period	905,632,675

Cash at end of period	$1,019,688,294

Reconciliation of net income to net cash used in operating activities
Net income	$(422,512)
Adjustments to reconcile net income to net cash used in operating activities
Increase in receivable from accrued interest	(200,017)
Decrease in prior period receivable from accrued interest	180,985
Currency translation adjustment	(10,329)
Increase in accrued sponsor fee	345,827
Decrease in prior period accrued sponsor fee	(305,273)

Net cash used in operating activities	$(411,319)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 29, 2008.

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

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. For the three months ended January 31, 2008, there were Japanese Yen principal deposits of 18,475,509,174, Japanese Yen principal redemptions of 13,980,797,277, and Japanese Yen withdrawals (to pay expenses) of 45,461,789 resulting in an ending Japanese Yen principal balance of 108,841,528,500. This equates to 1,019,688,294 USD. For the year ending October 31, 2007, there were Japanese Yen principal deposits of 114,948,442,144, Japanese Yen principal redemptions of 10,491,568,774, and Japanese Yen withdrawals (to pay expenses) of 64,604,978 resulting in an ending Japanese Yen principal balance of 104,392,278,392. This equated to 905,632,675 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	10,450,000	$905,508,387	1	$83
Shares issued	1,850,000	167,158,636	11,500,000	967,524,914
Shares redeemed	(1,400,000)	(126,492,374)	(1,050,001)	(88,307,888)
Adjustment to period Shares due to
currency movement and other	--	73,367,835	--	26,291,278

Ending redemption balance	10,900,000	$1,019,542,484	10,450,000	$905,508,387

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

The Shares, which began trading on February 13, 2007, trade under the ticker symbol “FXY” on NYSE Arca. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

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

The Sponsor publishes the NAV and NAV per Share on each day that NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com .

        The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) as of the Noon Buying Rate versus the corresponding Japanese Yen (expressed as a multiple of 10,000 Japanese Yen – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of January 31, 2008 was an annual nominal rate of 0.24%. The following chart provides the daily rate paid by the Depository since the Shares began trading.

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

The functional currency of the Trust is the Japanese Yen in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on February 1, 2007 and the shares commenced trading on the NYSE on February 13, 2007. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2007 the number of Japanese Yen owned by the Trust was 104,392,278,392 resulting in a redeemable capital share value of $905,508,387.

During the first three months of fiscal year 2008 an additional 1,850,000 shares were created in exchange for 18,475,509,174 Japanese Yen and 1,400,000 shares were redeemed in exchange for 13,980,797,277 Japanese Yen. In addition, 45,461,789 Japanese Yen was withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2008 the number of Japanese Yen owned by the Trust was 108,841,528,500 resulting in a redeemable capital share value of $1,019,542,484.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this quarterly report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended January 31, 2008, 28 Baskets (1,400,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2007 - 11/30/2007	400,000	$86.95
12/01/2007 - 12/31/2007	350,000	$89.04
01/01/2008 - 01/31/2008	650,000	$91.27

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM JAPANESE YEN TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Japanese Yen Trust
Date: March 14, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)