Form 10-Q
period 2008-04-30
CURRENCYSHARES JAPANESE YEN TRUST
filed 2008-06-13
CIK 1353613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

or

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

CURRENCYSHARESSM JAPANESE YEN TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Japanese Yen Trust

Statements of Financial Condition

	April 30, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Japanese Yen deposits, interest bearing	$1,102,893,353	$905,632,675
Japanese Yen deposits, non-interest bearing	--	--
Receivable from accrued interest	218,359	180,985

Total Assets	$1,103,111,712	$905,813,660

Liabilities and Shareholders’ Equity
Current Liabilities
Redemptions Payable	$95,476,549	$--
Accrued Sponsor’s fee	362,104	305,273

Total Liabilities	95,838,653	305,273
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
23,870,000 authorized - 10,550,000 and 10,450,000 issued and
outstanding, respectively	1,007,273,059	905,508,387
Shareholders’ Equity - Retained Earnings and Cumulative Translation
Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$1,103,111,712	$905,813,660

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended April 30, 2008	Six months ended April 30, 2008	February 1, 2007 [Date of Inception] to April 30, 2007
Income
Interest income	$648,765	$1,217,194	$176,621

Total Income	648,765	1,217,194	176,621
Expenses
Sponsor’s fee	(1,080,646)	(2,071,587)	(300,137)

Total Expenses	(1,080,646)	(2,071,587)	(300,137)
Net Income (Loss)	$(431,881)	$(854,393)	$(123,516)

Other Comprehensive Income
Currency translation adjustment
	4,248	(10,741)	581

Total Comprehensive Income (Loss)	$(427,633)	$(865,134)	$(122,935)

Loss per share	$(0.04)	$(0.08)	$(0.03)
Weighted-average Shares Outstanding	11,405,000	11,140,110	3,749,438
Cash Dividends per Share	$--	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2008 (Unaudited)	February 1, 2007 [Date of Inception] to October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income (Loss)	(854,393)	(668,003)
Adjustment of redeemable capital shares to redemption value	854,393	668,003

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	(10,741)	(5,484)
Adjustment of redeemable capital shares to redemption value	10,741	5,484

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2008	February 1, 2007 [Date of Inception] to April 30, 2007
Cash flows from operating activities
Cash received for accrued income	$600,575	$87,258
Cash paid for expenses	(1,447,825)	(156,001)

Net cash used in operating activities	(847,250)	(68,743)
Cash flows from financing activities
Cash received to purchase redeemable shares	466,303,523	454,204,456
Cash paid to redeem redeemable shares	(363,701,324)	(83)

Net cash provided by financing activities	$102,602,199	$454,204,373
Adjustment to period cash flows due to currency movement	95,505,729	(2,132,658)

Increase in cash	197,260,678	452,002,972
Cash at beginning of period	905,632,675	83

Cash at end of period	$1,102,893,353	$452,003,055

Reconciliation of net income to net cash used in operating
activities
Net income	$(854,393)	$(123,516)
Adjustments to reconcile net income to net cash used in
operating activities
Increase in receivable from accrued interest	(218,359)	(88,944)
Decrease in prior period receivable from accrued interest	180,985	--
Currency translation adjustment	(12,314)	258
Increase in accrued sponsor fee	362,104	143,459
Decrease in prior period accrued sponsor fee
	(305,273)	--

Net cash used in operating activities	$(847,250)	$(68,743)

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

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. For the six months ended April 30, 2008, there were Japanese Yen principal deposits of 49,919,150,065, Japanese Yen principal redemptions of 48,915,449,516, and Japanese Yen withdrawals (to pay expenses) of 90,700,496 resulting in an ending Japanese Yen principal balance of 105,305,278,445. This equates to 1,007,416,804 USD. For the year ending October 31, 2007, there were Japanese Yen principal deposits of 114,948,442,144, Japanese Yen principal redemptions of 10,491,568,774, and Japanese Yen withdrawals (to pay expenses) of 64,604,978 resulting in an ending Japanese Yen principal balance of 104,392,278,392. This equated to 905,632,675 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2008		Period from February 1, 2007 [Date of Inception] to October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	10,450,000	$905,508,387	1	$83
Shares issued	5,000,000	466,303,523	11,500,000	967,524,914
Shares redeemed	(4,900,000)	(456,927,780)	(1,050,001)	(88,307,888)
Adjustment to period Shares due to
currency movement and other	--	92,388,929	--	26,291,278

Ending redemption balance	10,550,000	$1,007,273,059	10,450,000	$905,508,387

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

In certain exceptional cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

        The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) as of the Noon Buying Rate versus the corresponding Japanese Yen (expressed as a multiple of 10,000 Japanese Yen – Noon Buying Rate x 10,000):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of April 30, 2008 was an annual nominal rate of 0.25%. The following chart provides the daily rate paid by the Depository since the Shares began trading.

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

During the six months ending April 30, 2008, an additional 5,000,000 shares had been created in exchange for 49,919,150,065 Japanese Yen and 4,900,000 shares were redeemed in exchange for 48,915,449,516 Japanese Yen. As of April 30, 2008, the number of Japanese Yen owned by the Trust was 105,305,278,445 resulting in a redeemable capital share value of $1,007,273,059.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this quarterly report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended April 30, 2008, 70 Baskets (3,500,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2008 - 02/29/2008	550,000	$93.05
03/01/2008 - 03/31/2008	1,050,000	$99.47
04/01/2008 - 04/30/2008	1,900,000	$96.77

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

CURRENCYSHARESSM JAPANESE YEN TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Japanese Yen Trust
Date: June 13, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)