Form 10-Q
period 2008-07-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2008-09-15
CIK 1353613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

or

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer        Accelerated filer        Non-accelerated filer   X   Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM JAPANESE YEN TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Japanese Yen Trust

Statements of Financial Condition

	July 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Japanese Yen deposits, interest bearing	$895,291,648	$905,632,675
Japanese Yen deposits, non-interest bearing	--	--
Receivable from accrued interest	178,346	180,985

Total Assets	$895,469,994	$905,813,660

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$301,538	$305,273

Total Liabilities	301,538	305,273
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
23,870,000 authorized - 9,700,000 and 10,450,000 issued and
outstanding, respectively	895,168,456	905,508,387
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$895,469,994	$905,813,660

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended July 31, 2008	Nine months ended July 31, 2008	Three months ended July 31, 2007	February 1, 2007 [Date of Inception] to July 31, 2007
Income
Interest income	$553,803	$1,770,997	$301,764	$478,385

Total Income	553,803	1,770,997	301,764	478,385
Expenses
Sponsor’s fee	(931,607)	(3,003,194)	(501,169)	(801,306)

Total Expenses	(931,607)	(3,003,194)	(501,169)	(801,306)
Net Income (Loss)	$(377,804)	$(1,232,197)	$(199,405)	$(322,921)

Other Comprehensive Income
Currency translation adjustment	7,479	(3,262)	(4,241)	(3,660)

Total Comprehensive Income (Loss)	$(370,325)	$(1,235,459)	$(203,646)	$(326,581)

Loss per Share	$(0.04)	$(0.12)	$(0.03)	$(0.07)
Weighted-average Shares Outstanding	9,829,891	10,700,182	6,082,065	4,935,083
Cash Dividends per Share	$--	$--	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2008 (Unaudited)	February 1, 2007 [Date of Inception] to October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income (Loss)	(1,232,197)	(668,003)
Adjustment of redeemable capital shares to redemption value	1,232,197	668,003

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	(3,262)	(5,484)
Adjustment of redeemable capital shares to redemption value	3,262	5,484

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2008	February 1, 2007 [Date of Inception] to July 31, 2007
Cash flows from operating activities
Cash received for accrued income	$1,783,167	$365,884
Cash paid for expenses	(3,024,579)	(606,699)

Net cash used in operating activities	(1,241,412)	(240,815)
Cash flows from financing activities
Cash received to purchase redeemable shares	491,285,863	677,316,009
Cash paid to redeem redeemable shares	(561,387,035)	(83)

Net cash (used in)/ provided by financing activities	$(70,101,172)	$677,315,926
Adjustment to period cash flows due to currency movement	61,001,557	6,618,434

(Decrease)/increase in cash	(10,341,027)	683,693,545
Cash at beginning of period	905,632,675	83

Cash at end of period	$895,291,648	$683,693,628

Reconciliation of net income to net cash used in operating
operating activities
Net income	$(1,232,197)	$(322,921)
Adjustments to reconcile net income to net cash used in
operating activities
Increase in receivable from accrued interest	(178,346)	(114,970)
Decrease in prior period receivable from accrued interest	180,985	--
Currency translation adjustment	(8,119)	(1,627)
Increase in accrued sponsor fee	301,538	198,703
Decrease in prior period accrued sponsor fee	(305,273)	--

Net cash used in operating activities	$(1,241,412)	$(240,815)

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

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. For the nine months ended July 31, 2008, there were Japanese Yen principal deposits of 52,413,298,486, Japanese Yen principal redemptions of 59,892,108,496, and Japanese Yen withdrawals (to pay expenses) of 132,441,175 resulting in an ending Japanese Yen principal balance of 96,781,027,207. This equates to 895,291,648 USD. For the year ending October 31, 2007, there were Japanese Yen principal deposits of 114,948,442,144, Japanese Yen principal redemptions of 10,491,568,774, and Japanese Yen withdrawals (to pay expenses) of 64,604,978 resulting in an ending Japanese Yen principal balance of 104,392,278,392. This equated to 905,632,675 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2008		Period from February 1, 2007 [Date of Inception] to October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	10,450,000	$905,508,387	$1	83
Shares issued	5,250,000	491,285,863	11,500,000	967,524,914
Shares redeemed	(6,000,000)	(561,387,035)	(1,050,001)	(88,307,888)
Adjustment to period Shares due to
currency movement and other	--	59,761,241	--	26,291,278

Ending redemption balance	9,700,000	$895,168,456	10,450,000	$905,508,387

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

All of the Trust’s Japanese Yen are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2008 was an annual nominal rate of 0.25%. The following chart provides the daily rate paid by the Depository since the Shares began trading.

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

The functional currency of the Trust is the Japanese Yen in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on February 1, 2007, and the Shares commenced trading on the NYSE on February 13, 2007. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2007, the number of Japanese Yen owned by the Trust was 104,392,278,392 resulting in a redeemable capital share value of $905,508,387.

During the nine months ending July 31, 2008, an additional 5,250,000 shares had been created in exchange for 52,413,296,486 Japanese Yen and 6,000,000 shares were redeemed in exchange for 59,892,108,496 Japanese Yen. As of July 31, 2008, the number of Japanese Yen owned by the Trust was 96,781,027,207 resulting in a redeemable capital share value of $895,168,456.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this quarterly report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2008.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended July 31, 2008, 21 Baskets (1,100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2008 - 05/31/2008	600,000	$95.45
06/01/2008 - 06/30/2008	400,000	$92.57
07/01/2008 - 07/31/2008	100,000	$92.21

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

CURRENCYSHARESSM JAPANESE YEN TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Japanese Yen Trust
Date: September 15, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)