Form 10-K
period 2008-10-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2008-12-30
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33298

CurrencySharesSM Japanese Yen Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 37-6416176
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9601 Blackwell Road, Suite 500 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Aggregate market value of 10,550,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2008 as reported by NYSE Arca on that date: $1,012,272,500.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. The Sponsor was paid $3,866,277 for the year ended October 31, 2008.

The Trustee

The Bank of New York, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Japanese Yen in the Trust at the end of the preceding day accrued but unpaid interest, Japanese Yen receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Japanese Yen payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Japanese Yen/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Japanese Yen/USD as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

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

For each of the quarters during the fiscal years ended October 31, 2008 and October 31, 2007, the high and low sale prices of the Shares as reported for NYSE (prior to October 30, 2007) and NYSE Arca transactions (on and after October 30, 2007) were as follows:

Fiscal Year Ended October 31, 2008:	High	Low
Quarter Ended
January 31, 2008	$93.92	$87.18
April 30, 2008	$102.54	$92.23
July 31, 2008	$96.94	$92.14
October 31, 2008	$106.60	$90.18

Fiscal Year Ended October 31, 2007:	High	Low
Quarter Ended
April 30, 2007 (beginning February 13, 2007)	$86.45	$82.46
July 31, 2007	$84.34	$80.80
October 31, 2007	$88.13	$83.52

The number of record holders of Shares of the registrant as of November 30, 2008 was approximately 119.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	950,000	$90.95
September	100,000	$94.39
October	2,050,000	$104.40

ITEM 6.	SELECTED FINANCIAL DATA

Financial highlights for the fiscal year ended October 31, 2008 and the period from February 1, 2007 (date of inception) to October 31, 2007.

	Fiscal Year Ended October 31, 2008	February 1, 2007 [Date of Inception] to October 31, 2007
Income
Interest income	$2,267,825	$978,942

Total Income	2,267,825	978,942

Expenses
Sponsor’s fee	(3,866,277)	(1,646,945)

Total Expenses	(3,866,277)	(1,646,945)
Net Loss	$(1,598,452)	$(668,003)

Other Comprehensive Income
Currency translation adjustment	(29,686)	(5,484)

Total Comprehensive Loss	$(1,628,138)	$(673,487)

Basic and Diluted Earnings per Share	$(0.16)	$(0.10)
Weighted-average Shares Outstanding	10,243,579	6,564,469
Cash Dividends per Share	$0	$0

For the fiscal year ended October 31, 2008, total assets were $791,721,844 and net cash flows were $(114,092,781).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NAV PER SHARE; VALUATION OF THE JAPANESE YEN

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) and (3) the Noon Buying Rate, expressed as a multiple of 10,000 Japanese Yen (Noon Buying Rate x 10,000):

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of October 31, 2008 was an annual nominal rate of 0.11%. The following chart provides the daily rate paid by the Depository since the Shares began trading.

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). To date, the Trust has not made any distributions.

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

The functional currency of the Trust is the Japanese Yen in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

RESULTS OF OPERATIONS

The Trust was formed on February 1, 2007, and the shares commenced trading on the NYSE on February 13, 2007. The primary listing of the shares was transferred to the NYSE Arca on October 30, 2007. As of October 31, 2007, the number of Japanese Yen owned by the Trust was 104,392,278,392 resulting in a redeemable capital share value of $905,508,387.

During the year ended October 31, 2008, an additional 5,650,000 shares had been created in exchange for 56,402,589,706 Japanese Yen and 9,100,000 shares were redeemed in exchange for 90,808,736,402 Japanese Yen. As of October 31, 2008, the number of Japanese Yen owned by the Trust was 69,814,982,754 resulting in a USD value of $710,233,832.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2008. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2008.

The assessment by the chief executive officer and chief financial officer of the Sponsor of the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their report included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal years ended October 31, 2008 and October 31, 2007 were:

	2008	2007
Audit Fees	$13,125	$22,500
Audit-related fees	$26,250	$12,500
Tax fees	0	0
All other Fees	0	0

	$39,375	$35,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

EXHIBITS

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Form S-1 Registration Statement (File number 333-132361) filed on March 13, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Form S-1 Registration Statement (File number 333-132361) filed on March 13, 2006.

4.1	Form of Depositary Trust Agreement, incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 2 to Form S-1 Registration Statement (File number 333-132361) filed on June 9, 2006.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Amendment No. 2 to Form S-1 Registration Statement (File number 333-132361) filed on June 9, 2006.

10.1	Form of Deposit Account Agreement, incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 2 to Form S-1 Registration Statement (File number 333-132361) filed on June 9, 2006.

10.2	Form of Sublicense Agreement, incorporated herein by reference to Exhibit 10.2 filed with Form S-1 Registration Statement (File number 333-132361) filed on March 13, 2006.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencySharesSM Japanese Yen Trust

Financial Statements as of October 31, 2008

Index

Page
Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at October 31, 2008 and October 31, 2007	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2008 and the period from February 1, 2007 (date of inception) to October 31, 2007	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2008 and the period from February 1, 2007 (date of inception) to October 31, 2007	F-5

Statements of Cash Flows for the year ended October 31, 2008 and the period from February 1, 2007 (date of inception) to October 31, 2007	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Japanese Yen Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Japanese Yen Trust (the “Trust”) at October 31, 2008 and October 31, 2007, and the results of its operations and its cash flows for the year ended October 31, 2008 and for the period February 1, 2007 (commencement of operations) through October 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits (which was integrated in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Baltimore, Maryland
December 29, 2008

CurrencySharesSM Japanese Yen Trust

Statements of Financial Condition

	October 31, 2008	October 31, 2007
Assets
Current Assets
Japanese Yen deposits, interest bearing	$791,539,894	$905,632,675
Japanese Yen deposits, non-interest bearing	—	—
Receivable from accrued interest	181,950	180,985

Total Assets	$791,721,844	$905,813,660

Liabilities and Shareholders’ Equity
Current Liabilities
Redemptions Payable	$81,171,734	$—
Accrued Sponsor’s fee	316,278	305,273

Total Liabilities	81,488,012	305,273

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 23,870,000 authorized – 7,000,000 and 10,450,000 issued and outstanding, respectively	710,233,832	905,508,387
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$791,721,844	$905,813,660

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2008	February 1, 2007 [Date of Inception] to October 31, 2007
Income
Interest income	$2,267,825	$978,942

Total Income	2,267,825	978,942

Expenses
Sponsor’s fee	(3,866,277)	(1,646,945)

Total Expenses	(3,866,277)	(1,646,945)

Net Loss	$(1,598,452)	$(668,003)

Other Comprehensive Income
Currency translation adjustment	(29,686)	(5,484)

Total Comprehensive Loss	$(1,628,138)	$(673,487)

Basic and Diluted Earnings per Share	$(0.16)	$(0.10)
Weighted-average Shares Outstanding	10,243,579	6,564,469
Cash Dividends per Share	$0	$0

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2008	February 1, 2007 [Date of Inception] to October 31, 2007
Retained Earnings Balance, Beginning of Period	$—	$—
Net Loss	(1,598,452)	(668,003)
Adjustment of redeemable capital shares to redemption value	1,598,452	668,003

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(29,686)	(5,484)
Adjustment of redeemable capital shares to redemption value	29,686	5,484

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Cash Flows

	Year ended October 31, 2008	February 1, 2007 [Date of Inception] to October 31, 2007
Cash flows from operating activities
Cash received for accrued income	$2,294,074	$798,376
Cash paid for expenses	(3,903,294)	(1,342,159)

Net cash used in operating activities	(1,609,220)	(543,783)

Cash flows from financing activities
Cash received to purchase redeemable shares	530,322,592	967,524,914
Cash paid to redeem redeemable shares	(778,816,105)	(88,307,888)

Net cash (used in)/provided by financing activities	$(248,493,513)	$879,217,026

Adjustment to period cash flows due to currency movement	136,009,952	26,959,349

(Decrease)/Increase in cash	(114,092,781)	905,632,592
Cash at beginning of period	905,632,675	83

Cash at end of period	$791,539,894	$905,632,675

Reconciliation of net income to net cash provided by operating activities

Net Loss	$(1,598,452)	$(668,003)
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(181,950)	(180,985)
Decrease in prior period receivable from accrued interest	180,985	—
Currency translation adjustment	(20,808)	(68)
Increase in accrued sponsor fee	316,278	305,273
Decrease in prior period accrued sponsor fee	(305,273)	—

Net cash used in operating activities	$(1,609,220)	$(543,783)

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

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. For the year ending October 31, 2008, there were Japanese Yen principal deposits of 56,402,589,706, Japanese Yen principal redemptions of

90,808,736,402, and Japanese Yen withdrawals (to pay expenses) of 171,148,942 resulting in an ending Japanese Yen principal balance of 69,814,982,754. This equates to 710,368,160 USD. For the year ending October 31, 2007, there were Japanese Yen principal deposits of 114,948,442,144, Japanese Yen principal redemptions of 10,491,568,774, and Japanese Yen withdrawals (to pay expenses) of 64,604,978 resulting in an ending Japanese Yen principal balance of 104,392,278,392. This equates to 905,632,675 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2008		Period from February 1, 2007 [Date of Inception] to October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	10,450,000	$905,508,387	1	$83
Shares issued	5,650,000	530,322,592	11,500,000	967,524,914
Shares redeemed	(9,100,000)	(853,824,704)	(1,050,001)	(88,307,888)
Adjustment to period Shares due to currency movement and other	—	128,227,557	—	26,291,278

Ending redemption balance	7,000,000	$710,233,832	10,450,000	$905,508,387

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on December 30, 2008.

CURRENCYSHARESSM JAPANESE YEN TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Japanese Yen Trust

By:	/s/ KEVIN FARRAGHER
Kevin Farragher Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ KEVIN FARRAGHER	Chief Executive Officer
Kevin Farragher	(principal executive officer)	December 30, 2008

Director and Chief Financial Officer
/s/ NICK BONOS	(principal financial officer and principal
Nick Bonos	accounting officer)	December 30, 2008

/s/ CARL G. VERBONCOEUR	Director and Treasurer
Carl G. Verboncoeur		December 30, 2008

/s/ MICHAEL BYRUM	Director
Michael Byrum		December 30, 2008

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.