Form 10-Q
period 2009-04-30
CURRENCYSHARES JAPANESE YEN TRUST
filed 2009-06-09
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM JAPANESE YEN TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2009 (unaudited), the six months ended April 30, 2009, the three months ended April 30, 2008, and the six months ended April 30, 2008	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the six months ended April 30, 2009 and the six months ended April 30, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Japanese Yen Trust

Statements of Financial Condition

(Unaudited)

	April 30, 2009	October 31, 2008
Assets
Current Assets
Japanese Yen deposits, interest bearing	$455,363,586	$791,539,894
Japanese Yen deposits, non-interest bearing	—	—
Subscription Receivable	10,116,018	—
Receivable from accrued interest	—	181,950

Total Assets	$465,479,604	$791,721,844

Liabilities and Shareholders’ Equity
Current Liabilities
Redemptions payable	$5,057,898	$81,171,734
Accrued Sponsor’s fee	152,956	316,278

Total Current Liabilities	5,210,854	81,488,012

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 23,870,000 authorized –4,550,000 and 7,000,000 issued and outstanding, respectively	460,268,750	710,233,832
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$465,479,604	$791,721,844

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2009	Six months ended April 30, 2009	Three months ended April 30, 2008	Six months ended April 30, 2008
Income
Interest income	$—	$20,400	$648,765	$1,217,194

Total Income	—	20,400	648,765	1,217,194

Expenses
Sponsor’s fee	(480,563)	(1,142,579)	(1,080,646)	(2,071,587)

Total Expenses	(480,563)	(1,142,579)	(1,080,646)	(2,071,587)

Net Loss	$(480,563)	$(1,122,179)	$(431,881)	$(854,393)

Other Comprehensive Income (Loss)
Currency translation adjustment	8,621	(13,215)	4,248	(10,741)

Total Comprehensive Loss	$(471,942)	$(1,135,394)	$(427,633)	$(865,134)

Basic and Diluted Earnings per Share	$(0.10)	$(0.20)	$(0.04)	$(0.08)
Weighted-average Shares Outstanding	4,757,865	5,517,956	11,405,000	11,140,110
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Loss	(1,122,179)	(1,598,452)
Adjustment of redeemable capital shares to redemption value	1,122,179	1,598,452

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(13,215)	(29,686)
Adjustment of redeemable capital shares to redemption value	13,215	29,686

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2009	Six months ended April 30, 2008
Cash flows from operating activities
Cash received for accrued income	$208,807	$600,575
Cash paid for expenses	(1,308,664)	(1,447,825)

Net cash used in operating activities	(1,099,857)	(847,250)

Cash flows from financing activities
Cash received to purchase redeemable shares	120,942,396	466,303,523
Cash paid to redeem redeemable shares	(468,177,752)	(363,701,324)

Net cash (used in)/ provided by financing activities	$(347,235,356)	$102,602,199

Adjustment to period cash flows due to currency movement	12,158,905	95,505,729

(Decrease)/Increase in cash	(336,176,308)	197,260,678
Cash at beginning of period	791,539,894	905,632,675

Cash at end of period	$455,363,586	$1,102,893,353

Reconciliation of net income to net cash used in operating activities

Net Loss	$(1,122,179)	$(854,393)
Adjustments to reconcile net income to net cash used in operating activities
Increase in receivable from accrued interest	—	(218,359)
Decrease in prior period receivable from accrued interest	181,950	180,985
Currency translation adjustment	3,694	(12,314)
Increase in accrued sponsor fee	152,956	362,104
Decrease in prior period accrued sponsor fee	(316,278)	(305,273)

Net cash used in operating activities	$(1,099,857)	$(847,250)

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencySharesSM Japanese Yen Trust (the “Trust”) was formed under the laws of the State of New York on February 1, 2007 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 10,000 Japanese Yen in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the Japanese Yen in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, USD is the reporting currency. As a result, the financial statements are translated from Japanese Yen to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2009 was an annual nominal rate of 0.00%. For the six months ended April 30, 2009, there were Japanese Yen principal deposits of 12,449,984,876, Japanese Yen principal redemptions of 36,862,208,225, and Japanese Yen withdrawals (to pay expenses) of 104,169,849 resulting in an ending Japanese Yen principal balance of 45,298,589,556. This equates to 460,421,706 USD. For the year ending October 31, 2008, there were Japanese Yen principal deposits of 56,402,589,706, Japanese Yen principal redemptions of 90,808,736,402, and Japanese Yen withdrawals (to pay expenses) of 171,148,942 resulting in an ending Japanese Yen principal balance of 69,814,982,754. This equates to 710,368,160 USD. In addition, net interest, if any, associated with creation and redemption activity is held in a Japanese Yen-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Japanese Yen. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a participant in The Depository Trust Company (“DTC”) that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	7,000,000	$710,233,832	10,450,000	$905,508,387
Shares issued	1,250,000	131,450,699	5,650,000	530,322,592
Shares redeemed	(3,700,000)	(389,202,323)	(9,100,000)	(853,824,704)
Adjustment to period Shares due to currency movement and other	—	7,786,542	—	128,227,557

Ending balance	4,550,000	$460,268,750	7,000,000	$710,233,832

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

All of the Trust’s assets are Japanese Yen, which creates a concentration risk associated with fluctuations in the price of the Japanese Yen. Accordingly, a decline in the Japanese Yen to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the Japanese Yen include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of Japanese Yen by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold Japanese Yen as part of their reserve assets) could adversely affect an investment in the Shares.

All of the Trust’s Japanese Yen are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Shareholders in the event that the Depository becomes insolvent.

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

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (as of and after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008) expressed as a multiple of 10,000 Japanese Yen:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2009 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading.

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

The functional currency of the Trust is the Japanese Yen in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on February 1, 2007, and the shares commenced trading on the NYSE on February 13, 2007. The primary listing of the shares was transferred to the NYSE Arca on October 30, 2007. As of October 31, 2007, the number of Japanese Yen owned by the Trust was 104,392,278,392 resulting in a redeemable capital share value of $905,508,387. As of October 31, 2008, the number of Japanese Yen owned by the Trust was 69,814,982,754 resulting in a redeemable capital share value of $710,233,832.

During the six months ended April 30, 2009, an additional 1,250,000 shares had been created in exchange for 12,449,984,876 Japanese Yen and 3,700,000 shares were redeemed in exchange for 36,862,208,225 Japanese Yen. In addition, 104,169,849 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2009, the number of Japanese Yen owned by the Trust was 45,298,589,556 resulting in a redeemable capital share value of $460,268,750.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended April 30, 2009, 35 Baskets (1,750,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2009 – 02/28/2009	700,000	$106.41
03/01/2009 – 03/31/2009	500,000	$101.27
04/01/2009 – 04/30/2009	550,000	$99.54

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM JAPANESE YEN TRUST

	By:	Rydex Specialized Products LLC Sponsor of the CurrencySharesSM Japanese Yen Trust

Date: June 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)