Form 10-Q
period 2009-07-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2009-09-09
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM JAPANESE YEN TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2009, the nine months ended July 31, 2009, the three months ended July 31, 2008, and the nine months ended July 31, 2008	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the nine months ended July 31, 2009 and the nine months ended July 31, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Japanese Yen Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current Assets
Japanese Yen deposits, interest bearing	$553,730,000	$791,539,894
Japanese Yen deposits, non-interest bearing	—	—
Receivable from accrued interest	—	181,950

Total Assets	$553,730,000	$791,721,844

Liabilities and Shareholders’ Equity
Current Liabilities
Redemptions payable	$—	$81,171,734
Accrued Sponsor’s fee	185,110	316,278

Total Current Liabilities	185,110	81,488,012

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 23,870,000 authorized – 5,300,000 and 7,000,000 issued and outstanding, respectively	553,544,890	710,233,832
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$553,730,000	$791,721,844

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2009	Nine months ended July 31, 2009	Three months ended July 31, 2008	Nine months ended July 31, 2008
Income
Interest Income	$—	$20,400	$553,803	$1,770,997

Total Income	—	20,400	553,803	1,770,997

Expenses
Sponsor’s fee	(521,257)	(1,663,836)	(931,607)	(3,003,194)

Total Expenses	(521,257)	(1,663,836)	(931,607)	(3,003,194)

Net Loss	$(521,257)	$(1,643,436)	$(377,804)	$(1,232,197)

Other Comprehensive (Loss) Income
Currency translation adjustment	(4,023)	(17,238)	7,479	(3,262)

Total Comprehensive Loss	$(525,280)	$(1,660,674)	$(370,325)	$(1,235,459)

Basic and Diluted Earnings per Share	$(0.10)	$(0.31)	$(0.04)	$(0.12)
Weighted-average Shares Outstanding	5,003,261	5,344,505	9,829,891	10,700,182
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Loss	(1,643,436)	(1,598,452)
Adjustment of redeemable capital shares to redemption value	1,643,436	1,598,452

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(17,238)	(29,686)
Adjustment of redeemable capital shares to redemption value	17,238	29,686

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2009	Nine months ended July 31, 2008
Cash flows from operating activities
Cash received for accrued income	$207,907	$1,783,167
Cash paid for expenses	(1,801,650)	(3,024,579)

Net cash used in operating activities	(1,593,743)	(1,241,412)

Cash flows from financing activities
Cash received to purchase redeemable shares	225,006,185	491,285,863
Cash paid to redeem redeemable shares	(487,074,703)	(561,387,035)

Net cash used in financing activities	(262,068,518)	(70,101,172)

Adjustment to period cash flows due to currency movement	25,852,367	61,001,557

Decrease in cash	(237,809,894)	(10,341,027)
Cash at beginning of period	791,539,894	905,632,675

Cash at end of period	$553,730,000	$895,291,648

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(1,643,436)	$(1,232,197)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in receivable from accrued interest	—	(178,346)
Decrease in prior period receivable from accrued interest	181,950	180,985
Currency translation adjustment	(1,089)	(8,119)
Increase in accrued sponsor fee	185,110	301,538
Decrease in prior period accrued sponsor fee	(316,278)	(305,273)

Net cash used in operating activities	$(1,593,743)	$(1,241,412)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through September 9, 2009, the issuance date of the financial statements. Actual results could differ from those estimates.

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2009, there were Japanese Yen principal deposits of 21,403,150,834, Japanese Yen principal redemptions of 38,354,205,390, and Japanese Yen withdrawals (to pay expenses) of 151,600,817 resulting in an ending Japanese Yen principal balance of 52,712,327,381. This equates to 553,730,000 USD. For the year ending October 31, 2008, there were Japanese Yen principal deposits of 56,402,589,706, Japanese Yen principal redemptions of 90,808,736,402, and Japanese Yen withdrawals (to pay expenses) of 171,148,942 resulting in an ending Japanese Yen principal balance of 69,814,982,754. This equates to 710,368,160 USD. In addition, net interest, if any, associated with creation and redemption activity is held in a Japanese Yen-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	7,000,000	$710,233,832	10,450,000	$905,508,387
Shares issued	2,150,000	225,006,185	5,650,000	530,322,592
Shares redeemed	(3,850,000)	(403,208,551)	(9,100,000)	(853,824,704)
Adjustment to period Shares due to currency movement and other	—	21,513,424	—	128,227,557

Ending balance	5,300,000	$553,544,890	7,000,000	$710,233,832

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading.

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

During the nine months ended July 31, 2009, an additional 2,150,000 shares had been created in exchange for 21,403,150,834 Japanese Yen and 3,850,000 shares were redeemed in exchange for 38,354,205,390 Japanese Yen. In addition, 151,600,817 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2009, the number of Japanese Yen owned by the Trust was 52,712,327,381 resulting in a redeemable capital share value of $553,544,890.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2009, 3 Baskets (150,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2009 – 05/31/2009	—	—
06/01/2009 – 06/30/2009	100,000	$101.60
07/01/2009 – 07/31/2009	50,000	$106.94

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM JAPANESE YEN TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Japanese Yen Trust

Date: September 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)