Form 10-K
period 2010-10-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2011-01-14
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Aggregate market value of 2,000,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2010 as reported by NYSE Arca on that date: $211,100,000.

CURRENCYSHARES® JAPANESE YEN TRUST

i

PART I

Item 1.	Business

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

The Trust

General

The Trust holds Japanese Yen and, from time to time, issues Baskets in exchange for deposits of Japanese Yen and distributes Japanese Yen in connection with redemptions of Baskets. The Japanese Yen held by the Trust will be sold only if needed to pay Trust expenses, in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation.

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Rydex Specialized Products LLC, a Delaware limited liability company.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,137,346 for the fiscal year ended October 31, 2010.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Japanese Yen deposit balances.

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

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the shares of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders’ have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure the default within 30 days, the Sponsor may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the Japanese Yen, plus accumulated interest, if any, less the Trust’s expenses. The price of the Japanese Yen has fluctuated widely over the past several years. Several factors may affect the price of the Japanese Yen, including:

•	Debt level and trade deficit of Japan;

•	Inflation rates and interest rates of the United States and Japan and investors’ expectations concerning these rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

Investors should be aware that a gradual decline in the amount of Japanese Yen represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of Japanese Yen. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business – The Trust – Trust Expenses.”

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Japanese Yen in the primary deposit account of the Trust. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues based upon changes in the Bank of Japan Overnight Call Rate, other market conditions or the Depository’s liquidity needs. Although the Depository may consider the Bank of Japan Overnight Call Rate in setting the interest rate, the rate paid to the Trust may be lower than the Bank of Japan Overnight Call Rate. The Depository notifies the Sponsor of the interest rate applied each business day after the close of the business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Japanese Yen to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust is required to sell Japanese Yen to pay these expenses. The sale of the Trust’s Japanese Yen to pay expenses in USD at a time of low Japanese Yen prices could adversely affect the value of the Shares.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation nor the protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the Japanese Yen deposited in them are a deposit insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

The principal offices of the Sponsor and the Trust are at 9601 Blackwell Road, Suite 500, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2010 and October 31, 2009:

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$114.85	$106.47
April 30, 2010	$112.20	$105.13
July 31, 2010	$114.60	$104.79
October 31, 2010	$122.93	$114.50

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$114.10	$99.88
April 30, 2009	$111.65	$98.53
July 31, 2009	$107.58	$100.29
October 31, 2009	$112.29	$101.96

The number of record holders of Shares of the registrant as of November 30, 2010 was approximately 102.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	650,000	$115.94
September	500,000	$117.94
October	900,000	$121.04

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2010, October 31, 2009, October 31, 2008 and the period from February 1, 2007 (date of inception) to October 31, 2007.

	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008	February 1, 2007 [Date of Inception] to October 31, 2007
Income
Interest income	$—	$20,400	$2,267,825	$978,942

Total Income	—	20,400	2,267,825	978,942

Expenses
Sponsor’s fee	(1,137,346)	(2,186,949)	(3,866,277)	(1,646,945)

Total Expenses	(1,137,346)	(2,186,949)	(3,866,277)	(1,646,945)
Net Loss	$(1,137,346)	$(2,166,549)	$(1,598,452)	$(668,003)

Other Comprehensive Loss:
Currency translation adjustment	(13,894)	(27,049)	(29,686)	(5,484)

Total Comprehensive Loss	$(1,151,240)	$(2,193,598)	$(1,628,138)	$(673,487)

Basic and Diluted Earnings per Share	$(0.45)	$(0.42)	$(0.16)	$(0.10)
Weighted-average Shares Outstanding	2,545,205	5,205,205	10,243,579	6,564,469
Cash Dividends per Share	$—	$—	$—	$—

As of October 31, 2010, total assets were $251,886,054, and for the fiscal year ended October 31, 2010, net cash flows were $(183,677,292)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Japanese Yen, as the value of the Shares relates directly to the value of the Japanese Yen held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section in this report for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2010 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

The functional currency of the Trust is the Japanese Yen in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2009, the number of Japanese Yen owned by the Trust was 36,764,060,906, resulting in a redeemable capital share value of $405,985,408. During the year ended October 31, 2010, an additional 3,950,000 shares were created in exchange for 39,143,674,136 Japanese Yen and 5,750,000 shares were redeemed in exchange for 56,996,238,776 Japanese Yen. In addition, 108,016,272 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2010, the number of Japanese Yen owned by the Trust was 18,803,479,994, resulting in a redeemable capital share value of $233,348,012.

A decrease in the Trust’s redeemable capital share value from $405,985,408 at October 31, 2009 to $233,348,012 at October 31, 2010, was primarily the result of a decrease in the number of Shares outstanding from 3,700,000 at October 31, 2009 to 1,900,000 at October 31, 2010. This decrease in redeemable capital share value was partially offset by an increase in the Closing Spot Rate from .011047 at October 31, 2009 to ..012415 at October 31, 2010.

Interest income decreased from $20,400 for the year ended October 31, 2009 to $0 for the year ended October 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $2,186,949 for the year ended October 31, 2009 to $1,137,346 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2010 was $1,137,346 as a result of the Trust’s Sponsor’s fee of $1,137,346 exceeding the interest income of $0.

Cash dividends were not paid by the Trust in the year ended October 31, 2010 and the year ended October 31, 2009, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2010.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal year ended October 31, 2010 and PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009:

	2010	2009
Audit Fees	$25,778	$35,889
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$25,778	$35,889

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Form S-1 Registration Statement (File number 333-132361) filed on March 13, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Form S-1 Registration Statement (File number 333-132361) filed on March 13, 2006.

4.1	Form of Depositary Trust Agreement, incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 2 to Form S-1 Registration Statement (File number 333-132361) filed on June 9, 2006.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Amendment No. 2 to Form S-1 Registration Statement (File number 333-132361) filed on June 9, 2006.

10.1	Form of Deposit Account Agreement, incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 2 to Form S-1 Registration Statement (File number 333-132361) filed on June 9, 2006.

10.2	Form of Sublicense Agreement, incorporated herein by reference to Exhibit 10.2 filed with Form S-1 Registration Statement (File number 333-132361) filed on March 13, 2006.

23.1	Consent of Ernst & Young LLP

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencyShares® Japanese Yen Trust

Financial Statements as of October 31, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Japanese Yen Trust:

We have audited the accompanying statement of financial condition of CurrencyShares® Japanese Yen Trust (the “Trust”) at October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of financial condition at October 31, 2009, the statement of changes in shareholders’ equity for the year ended October 31, 2009, the statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended October 31, 2009 and 2008 were audited by other auditors whose report, dated January 14, 2010, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Japanese Yen Trust at October 31, 2010 and the and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® Japanese Yen Trust’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Japanese Yen Trust:

We have audited CurrencyShares® Japanese Yen Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CurrencyShares® Japanese Yen Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CurrencyShares® Japanese Yen Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of October 31, 2010 and the related statements of income and comprehensive income, changes in shareholder’ equity and cash flows for the year ended October 31, 2010 of CurrencyShares® Japanese Yen Trust and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$233,438,609	$417,115,901
Japanese Yen deposits, non-interest bearing	—	—
Subscriptions Receivable	18,447,445	—

Total Current Assets	$251,886,054	$417,115,901

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$18,447,445	$10,972,939
Accrued Sponsor’s fee	90,597	157,554

Total Current Liabilities	18,538,042	11,130,493

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 28,870,000 and 23,870,000 authorized, respectively – 1,900,000 and 3,700,000 issued and outstanding, respectively	233,348,012	405,985,408
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$251,886,054	$417,115,901

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Income
Interest Income	$—	$20,400	$2,267,825

Total Income	—	20,400	2,267,825

Expenses
Sponsor’s fee	(1,137,346)	(2,186,949)	(3,866,277)

Total Expenses	(1,137,346)	(2,186,949)	(3,866,277)
Net Loss	$(1,137,346)	$(2,166,549)	$(1,598,452)

Other Comprehensive Loss:
Currency translation adjustment	(13,894)	(27,049)	(29,686)

Total Comprehensive Loss	$(1,151,240)	$(2,193,598)	$(1,628,138)

Basic and Diluted Earnings per share	$(0.45)	$(0.42)	$(0.16)
Weighted-average Shares Outstanding	2,545,205	5,205,205	10,243,579
Cash Dividends per Share	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(1,137,346)	(2,166,549)	(1,598,452)
Adjustment of redeemable capital shares to redemption value	1,137,346	2,166,549	1,598,452

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(13,894)	(27,049)	(29,686)
Adjustment of redeemable capital shares to redemption value	13,894	27,049	29,686

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Cash flows from operating activities
Cash received for accrued income	$—	$209,519	$2,294,074
Cash paid for expenses	(1,215,142)	(2,362,293)	(3,903,294)

Net cash used in operating activities	(1,215,142)	(2,152,774)	(1,609,220)

Cash flows from financing activities
Cash received to purchase redeemable shares	423,635,140	237,276,106	530,322,592
Cash paid to redeem redeemable shares	(635,643,603)	(659,268,709)	(778,816,105)

Net cash used in financing activities	(212,008,463)	(421,992,603)	(248,493,513)

Adjustment to period cash flows due to currency movement	29,546,313	49,721,384	136,009,952

Decrease in cash	(183,677,292)	(374,423,993)	(114,092,781)
Cash at beginning of year	417,115,901	791,539,894	905,632,675

Cash at end of year	$233,438,609	$417,115,901	$791,539,894

Reconciliation of net loss to net cash used in operating activities

Net loss	$(1,137,346)	$(2,166,549)	$(1,598,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	—	—	(181,950)
Prior period receivable from accrued interest	—	181,950	180,985
Currency translation adjustment	(10,839)	(9,451)	(20,808)
Accrued sponsor fee	90,597	157,554	316,278
Prior period accrued sponsor fee	(157,554)	(316,278)	(305,273)

Net cash used in by operating activities	$(1,215,142)	$(2,152,774)	$(1,609,220)

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Japanese Yen effective on the first business day of the subsequent month. The Trustee will direct that the excess Japanese Yen be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2010 was an annual nominal rate of 0.00%. For the year ended October 31, 2010, there were Japanese Yen principal deposits of 39,143,674,136, Japanese Yen principal redemptions of 56,996,238,776 and Japanese Yen withdrawals (to pay expenses) of 108,016,272 resulting in an ending Japanese Yen principal balance of 18,803,479,994. This equates to 233,438,609 USD (which is net of USD subscriptions receivable and USD redemptions payable). For the year ending October 31, 2009, there were Japanese Yen principal deposits of 22,396,562,822, Japanese Yen principal redemptions of 55,244,283,718 and Japanese Yen withdrawals (to pay expenses) of 203,200,952 resulting in an ending Japanese Yen principal balance of 36,764,060,906. This equates to 406,142,962 USD (which is net of USD redemptions payable). For the year ending October 31, 2008, there were Japanese Yen principal deposits of 56,402,589,706, Japanese Yen principal redemptions of 90,808,736,402, and Japanese Yen withdrawals (to pay expenses) of 171,148,942 resulting in an ending Japanese Yen principal balance of 69,814,982,754. This equates to 710,368,160 USD (which is net of USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2010		Year ended October 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,700,000	$405,985,408	7,000,000	$710,233,832	10,450,000	$905,508,387
Shares issued	3,950,000	440,351,417	2,250,000	237,276,106	5,650,000	530,322,592
Shares redeemed	(5,750,000)	(641,185,966)	(5,550,000)	(585,275,009)	(9,100,00)	(853,824,704)
Adjustment to period Shares due to currency movement and other	—	28,197,153	—	43,750,479	—	128,227,557

Ending balance	1,900,000	$233,348,012	3,700,000	$405,985,408	7,000,000	$710,233,832

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(286,450)	(255,978)	(233,597)	(361,321)

Total Expenses	(286,450)	(255,978)	(233,597)	(361,321)
Net Loss	$(286,450)	$(255,978)	$(233,597)	$(361,321)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(11,827)	(9,950)	6,188	1,695

Total Comprehensive Loss	$(298,277)	$(265,928)	$(227,409)	$(359,626)

Basic and Diluted Earnings per Share	$(0.12)	$(0.11)	$(0.11)	$(0.11)
Weighted-average Shares Outstanding	2,399,457	2,324,457	2,209,551	3,236,413
Cash Dividends per Share	$—	$—	$—	$—

Fiscal Period Ended October 31, 2009:

	Three months ended October 31, 2009	Three months ended July 31, 2009	Three months ended April 30, 2009	Three months ended January 31, 2009
Income
Interest income	$—	$—	$—	$20,400

Total Income	—	—	—	20,400

Expenses
Sponsor’s fee	(523,113)	(521,257)	(480,563)	(662,016)

Total Expenses	(523,113)	(521,257)	(480,563)	(662,016)
Net Loss	$(523,113)	$(521,257)	$(480,563)	$(641,616)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(9,811)	(4,023)	8,621	(21,836)

Total Comprehensive Loss	$(532,924)	$(525,280)	$(471,942)	$(663,452)

Basic and Diluted Earnings per Share	$(0.11)	$(0.10)	$(0.10)	$(0.10)
Weighted-average Shares Outstanding	4,791,848	5,003,261	4,757,865	6,253,261
Cash Dividends per Share	$—	$—	$—	$—

6.	Sponsor’s Fee

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

7.	Related Parties

The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers.

8.	Concentration Risk

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

9.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2011.

CURRENCYSHARES® JAPANESE YEN TRUST

By	Rydex Specialized Products LLC Sponsor of the CurrencyShares® Japanese Yen Trust

	By:	/S/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2011
Nick Bonos

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2011

/s/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.