Form 10-Q
period 2011-01-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2011-03-11
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

CURRENCYSHARES® JAPANESE YEN TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$229,254,085	$233,438,609
Japanese Yen deposits, non-interest bearing	—	—
Subscriptions Receivable	18,094,059	18,447,445

Total Current Assets	$247,348,144	$251,886,054

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$72,380,202	$18,447,445
Accrued Sponsor’s fee	62,538	90,597

Total Current Liabilities	72,442,740	18,538,042

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 28,870,000 authorized – 1,450,000 and 1,900,000 issued and outstanding, respectively	174,905,404	233,348,012
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$247,348,144	$251,886,054

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Income
Total Income	$—	$—

Expenses
Sponsor’s fee	(209,237)	(361,321)

Total Expenses	(209,237)	(361,321)
Net Loss	$(209,237)	$(361,321)

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(2,317)	1,695

Total Comprehensive Loss	$(211,554)	$(359,626)

Basic and Diluted Earnings per Share	$(0.12)	$(0.11)
Weighted-average Shares Outstanding	1,734,783	3,236,413
Cash Dividends per Share	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(209,237)	(1,137,346)
Adjustment of redeemable capital shares to redemption value	209,237	1,137,346

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(2,317)	(13,894)
Adjustment of redeemable capital shares to redemption value	2,317	13,894

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cash flows from operating activities
Cash paid for expenses	$(235,479)	$(426,991)

Net cash used in operating activities	(235,479)	(426,991)

Cash flows from financing activities
Cash received to purchase redeemable shares	149,223,187	104,523,069
Cash paid to redeem redeemable shares	(149,237,508)	(275,034,047)

Net cash used in financing activities	(14,321)	(170,510,978)

Adjustment to period cash flows due to currency movement	(3,934,724)	180,976

Decrease in cash	(4,184,524)	(170,756,993)
Cash at beginning of period	233,438,609	417,115,901

Cash at end of period	$229,254,085	$246,358,908

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(209,237)	$(361,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	1,817	(73)
Accrued sponsor fee	62,538	91,957
Prior period accrued sponsor fee	(90,597)	(157,554)

Net cash used in operating activities	$(235,479)	$(426,991)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K/A as filed on March 10, 2011.

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

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2011 was an annual nominal rate of 0.00%. For the three months ended January 31, 2011, there were Japanese Yen principal deposits of 12,357,765,446, Japanese Yen principal redemptions of 16,806,615,435 and Japanese Yen withdrawals (to pay expenses) of 19,506,504 resulting in an ending Japanese Yen principal balance of 14,335,123,501. This equates 174,967,942 USD (which is net of USD subscriptions receivable and USD redemptions payable). For the year ended October 31, 2010, there were Japanese Yen principal deposits of 39,143,674,136, Japanese Yen principal redemptions of 56,996,238,776 and Japanese Yen withdrawals (to pay expenses) of 108,016,272 resulting in an ending Japanese Yen principal balance of 18,803,479,994. This equates to 233,438,609 USD (which is net of USD subscriptions receivable and USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,900,000	$233,348,012	3,700,000	$405,985,408
Shares issued	1,250,000	149,180,991	3,950,000	440,351,417
Shares redeemed	(1,700,000)	(202,886,805)	(5,750,000)	(641,185,966)
Adjustment to period Shares due to currency movement and other	—	(4,736,794)	—	28,197,153

Ending balance	1,450,000	$174,905,404	1,900,000	$233,348,012

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

Definition of Net Asset Value

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2011 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the Japanese Yen in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2010, the number of Japanese Yen owned by the Trust was 18,803,479,994, resulting in a redeemable capital share value of $233,348,012. During the three months ended January 31, 2011, an additional 1,250,000 shares were created in exchange for 12,357,765,446 Japanese Yen and 1,700,000 shares were redeemed in exchange for 16,806,615,435 Japanese Yen. In addition, 19,506,504 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2011, the number of Japanese Yen owned by the Trust was 14,335,123,501, resulting in a redeemable capital share value of $174,905,404.

A decrease in the Trust’s redeemable capital share value from $233,348,012 at October 31, 2010 to $174,905,404 at January 31, 2011, was primarily the result of a decrease in the number of Shares outstanding from 1,900,000 at October 31, 2010 to 1,450,000 at January 31, 2011 coupled with a decrease in the Closing Spot Rate from 0.012415 at October 31, 2010 to 0.012206 at January 31, 2011.

No interest income was earned for the three months ended January 31, 2010 and the three months ended January 31, 2011 due to an annual nominal interest rate of 0.00% through both periods as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $361,321 for the three months ended January 31, 2010 to $209,237 for the three months ended January 31, 2011. The only expense of the Trust during the three months ended January 31, 2011 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2011 was $209,237 as a result of the Sponsor’s fee of $209,237 exceeding the interest income of $0.

Cash dividends were not paid by the Trust during the three months ended January 31, 2010 and the three months ended January 31, 2011 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2011, 34 Baskets (1,700,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2010 – 11/30/2010	300,000	$120.08
12/01/2010 – 12/31/2010	450,000	$117.85
01/01/2011 – 01/31/2011	950,000	$119.44

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST

	By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: March 11, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)