Form 10-Q
period 2011-04-30
CURRENCYSHARES JAPANESE YEN TRUST
filed 2011-06-09
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

CURRENCYSHARES® JAPANESE YEN TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2011, the three months ended April 30, 2010, the six months ended April 30, 2011 and the six months ended April 30, 2010	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the six months ended April 30, 2011 and the six months ended April 30, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	April 30, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$194,751,257	$233,438,609
Japanese Yen deposits, non-interest bearing	—	—
Subscriptions Receivable	—	18,447,445

Total Current Assets	$194,751,257	$251,886,054

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$—	$18,447,445
Accrued Sponsor’s fee	63,084	90,597

Total Current Liabilities	63,084	18,538,042

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 38,870,000 authorized – 1,600,000 and 1,900,000 issued and outstanding, respectively	194,688,173	233,348,012
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$194,751,257	$251,886,054

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2011	Three months ended April 30, 2010	Six months ended April 30, 2011	Six months ended April 30, 2010
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(168,979)	(233,597)	(378,216)	(594,918)

Total Expenses	(168,979)	(233,597)	(378,216)	(594,918)
Net Loss	$(168,979)	$(233,597)	$(378,216)	$(594,918)

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(2,789)	6,188	(5,106)	7,883

Total Comprehensive Loss	$(171,768)	$(227,409)	$(383,322)	$(587,035)

Basic and Diluted Earnings per Share	$(0.12)	$(0.11)	$(0.24)	$(0.22)
Weighted-average Shares Outstanding	1,452,247	2,209,551	1,595,856	2,731,492
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(378,216)	(1,137,346)
Adjustment of redeemable capital shares to redemption value	378,216	1,137,346

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(5,106)	(13,894)
Adjustment of redeemable capital shares to redemption value	5,106	13,894

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2011	Six months ended April 30, 2010
Cash flows from operating activities
Cash paid for expenses	$(404,650)	$(672,717)

Net cash used in operating activities	(404,650)	(672,717)

Cash flows from financing activities
Cash received to purchase redeemable shares	376,583,888	120,162,715
Cash paid to redeem redeemable shares	(412,488,493)	(316,761,328)

Net cash used in financing activities	(35,904,605)	(196,598,613)

Adjustment to period cash flows due to currency movement	(2,378,097)	(8,882,879)

Decrease in cash	(38,687,352)	(206,154,209)
Cash at beginning of period	233,438,609	417,115,901

Cash at end of period	$194,751,257	$210,961,692

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(378,216)	$(594,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	1,079	4,054
Accrued sponsor fee	63,084	75,701
Prior period accrued sponsor fee	(90,597)	(157,554)

Net cash used in operating activities	$(404,650)	$(672,717)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Japanese Yen Trust (the “Trust”) was formed under the laws of the State of New York on February 1, 2007 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 10,000 Japanese Yen in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the Japanese Yen in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Japanese Yen to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 0.00%. For the six months ended April 30, 2011, there were Japanese Yen principal deposits of 29,642,896,778, Japanese Yen principal redemptions of 32,610,810,939 and Japanese Yen withdrawals (to pay expenses) of 33,448,824 resulting in an ending Japanese Yen principal balance of 15,802,117,009. This equates to 194,751,257 USD. For the year ended October 31, 2010, there were Japanese Yen principal deposits of 39,143,674,136, Japanese Yen principal redemptions of 56,996,238,776 and Japanese Yen withdrawals (to pay expenses) of 108,016,272 resulting in an ending Japanese Yen principal balance of 18,803,479,994. This equates to 233,438,609 USD (which includes USD subscriptions receivable and USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,900,000	$233,348,012	3,700,000	$405,985,408
Shares issued	3,000,000	358,607,577	3,950,000	440,351,417
Shares redeemed	(3,300,000)	(394,512,182)	(5,750,000)	(641,185,966)
Adjustment to period Shares due to currency movement and other	—	(2,755,234)	—	28,197,153

Ending balance	1,600,000	$194,688,173	1,900,000	$233,348,012

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Japanese Yen in the Trust at the end of the preceding day accrued but unpaid interest, if any, Japanese Yen receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Japanese Yen payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/Japanese Yen exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the USD/Japanese Yen exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

As of October 31, 2010, the number of Japanese Yen owned by the Trust was 18,803,479,994, resulting in a redeemable capital Share value of $233,348,012. During the six months ended April 30, 2011, an additional 3,000,000 Shares were created in exchange for 29,642,896,778 Japanese Yen and 3,300,000 Shares were redeemed in exchange for 32,610,810,939 Japanese Yen. In addition, 33,448,824 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2011, the number of Japanese Yen owned by the Trust was 15,802,117,009, resulting in a redeemable capital Share value of $194,688,173.

A decrease in the Trust’s redeemable capital Share value from $233,348,012 at October 31, 2010 to $194,688,173 at April 30, 2011, was primarily the result of a decrease in the number of Shares outstanding from 1,900,000 at October 31, 2010 to 1,600,000 at April 30, 2011 coupled with a decrease in the Closing Spot Rate from 0.012415 at October 31, 2010 to 0.012324 at April 30, 2011.

No interest income was earned during the three months ended April 30, 2010, the three months ended April 30, 2011, the six months ended April 30, 2010 and the six months ended April 30, 2011 due to an annual nominal interest rate of 0.00% through those periods as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $233,597 for the three months ended April 30, 2010 to $168,979 for the three months ended April 30, 2011, and decreased from $594,918 for the six months ended April 30, 2010 to $378,216 for the six months ended April 30, 2011. The only expense of the Trust during the three months and six months ended April 30, 2011 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2011 was $168,979, due to the Sponsor’s fee of $168,979 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2011 was $378,216, due to the Sponsor’s fee of $378,216 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2010, the three months ended April 30, 2011, the six months ended April 30, 2010 and the six months ended April 30, 2011 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2011, 32 Baskets (1,600,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2011 – 02/28/2011	250,000	$119.47
03/01/2011 – 03/31/2011	1,250,000	$122.00
04/01/2011 – 04/30/2011	100,000	$118.68

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST

	By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: June 9, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)