Form 10-Q
period 2011-07-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2011-09-09
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33298

CurrencyShares® Japanese Yen Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 37-6416176
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

805 King Farm Boulevard, Suite 600
Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® JAPANESE YEN TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2011, the three months ended July 31, 2010, the nine months ended July 31, 2011 and the nine months ended July 31, 2010	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the nine months ended July 31, 2011 and the nine months ended July 31, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	July 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$191,726,484	$233,438,609
Japanese Yen deposits, non-interest bearing	—	—
Subscriptions Receivable	—	18,447,445

Total Current Assets	$191,726,484	$251,886,054

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$—	$18,447,445
Accrued Sponsor’s fee	59,663	90,597

Total Current Liabilities	59,663	18,538,042
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 38,870,000 authorized – 1,500,000 and 1,900,000 issued and outstanding, respectively	191,666,821	233,348,012
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$191,726,484	$251,886,054

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2011	Three months ended July 31, 2010	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—
Expenses
Sponsor’s fee	(174,419)	(255,978)	(552,635)	(850,896)

Total Expenses	(174,419)	(255,978)	(552,635)	(850,896)
Net Loss	$(174,419)	$(255,978)	$(552,635)	$(850,896)

Other Comprehensive Loss:
Currency translation adjustment	(6,947)	(9,950)	(12,053)	(2,067)

Total Comprehensive Loss	$(181,366)	$(265,928)	$(564,688)	$(852,963)

Basic and Diluted Earnings per Share	$(0.12)	$(0.11)	$(0.36)	$(0.33)
Weighted-average Shares Outstanding	1,407,065	2,324,457	1,532,234	2,594,322
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(552,635)	(1,137,346)
Adjustment of redeemable capital shares to redemption value	552,635	1,137,346

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(12,053)	(13,894)
Adjustment of redeemable capital shares to redemption value	12,053	13,894

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Cash flows from operating activities
Cash paid for expenses	$(585,946)	$(918,216)

Net cash used in operating activities	(585,946)	(918,216)
Cash flows from financing activities
Cash received to purchase redeemable shares	476,747,668	284,593,318
Cash paid to redeem redeemable shares	(525,079,760)	(410,709,247)

Net cash used in financing activities	(48,332,092)	(126,115,929)
Adjustment to period cash flows due to currency movement	7,205,913	12,829,464

Decrease in cash	(41,712,125)	(114,204,681)
Cash at beginning of period	233,438,609	417,115,901

Cash at end of period	$191,726,484	$302,911,220

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(552,635)	$(850,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(2,377)	(3,390)
Accrued sponsor fee	59,663	93,624
Prior period accrued sponsor fee	(90,597)	(157,554)

Net cash used in operating activities	$(585,946)	$(918,216)

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Japanese Yen deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/Japanese Yen exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, Japanese Yen deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Japanese Yen exchange rate as determined by WM Company at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2011 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2011, there were Japanese Yen principal deposits of 37,537,523,603, Japanese Yen principal redemptions of 41,493,674,553 and Japanese Yen withdrawals (to pay expenses) of 47,961,748 resulting in an ending Japanese Yen principal balance of 14,799,367,296. This equates to 191,726,484 USD. For the year ended October 31, 2010, there were Japanese Yen principal deposits of 39,143,674,136, Japanese Yen principal redemptions of 56,996,238,776 and Japanese Yen withdrawals (to pay expenses) of 108,016,272 resulting in an ending Japanese Yen principal balance of 18,803,479,994. This equates to 233,438,609 USD (which includes USD subscriptions receivable and USD redemptions payable).

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

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2011		Year ended
	(Unaudited)		October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,900,000	$233,348,012	3,700,000	$405,985,408
Shares issued	3,800,000	458,593,995	3,950,000	440,351,417
Shares redeemed	(4,200,000)	(506,926,088)	(5,750,000)	(641,185,966)
Adjustment to period Shares due to currency movement and other	—	6,650,902	—	28,197,153

Ending balance	1,500,000	$191,666,821	1,900,000	$233,348,012

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Japanese Yen held by the Trust (including all unpaid interest accrued, if any, through the preceding day) and calculates the value of the Japanese Yen in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Japanese Yen, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Japanese Yen in the Trust at the end of the preceding day accrued but unpaid interest, if any, Japanese Yen receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Japanese Yen payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/Japanese Yen exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the USD/Japanese Yen exchange rate as determined by WM Company at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2011 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

As of October 31, 2010, the number of Japanese Yen owned by the Trust was 18,803,479,994, resulting in a redeemable capital Share value of $233,348,012. During the nine months ended July 31, 2011, an additional 3,800,000 Shares were created in exchange for 37,537,523,603 Japanese Yen and 4,200,000 Shares were redeemed in exchange for 41,493,674,553 Japanese Yen. In addition, 47,961,748 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2011, the number of Japanese Yen owned by the Trust was 14,799,367,296, resulting in a redeemable capital Share value of $191,666,821.

A decrease in the Trust’s redeemable capital Share value from $233,348,012 at October 31, 2010 to $191,666,821 at July 31, 2011, was primarily the result of a decrease in the number of Shares outstanding from 1,900,000 at October 31, 2010 to 1,500,000 at July 31, 2011. This decrease in redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 0.012415 at October 31, 2010 to 0.012955 at July 31, 2011.

No interest income was earned during the three months ended July 31, 2010, the three months ended July 31, 2011, the nine months ended July 31, 2010 and the nine months ended July 31, 2011 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $255,978 for the three months ended July 31, 2010 to $174,419 for the three months ended July 31, 2011, and decreased from $850,896 for the nine months ended July 31, 2010 to $552,635 for the nine months ended July 31, 2011. The only expense of the Trust during the three months and nine months ended July 31, 2011 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2011 was $174,419, due to the Sponsor’s fee of $174,419 exceeding the Trust’s interest income of $0. The Trust’s net loss for the nine months ended July 31, 2011 was $552,635, due to the Sponsor’s fee of $552,635 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2010, the three months ended July 31, 2011, the nine months ended July 31, 2010 and the nine months ended July 31, 2011 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2011, 18 Baskets (900,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2011 – 05/31/2011	550,000	$121.35
06/01/2011 – 06/30/2011	350,000	$123.10
07/01/2011 – 07/31/2011	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST
	By	Rydex Specialized Products LLC Sponsor of the CurrencyShares® Japanese Yen Trust

Date: September 9, 2011		By:	/S/ JOSEPH ARRUDA
Joseph Arruda Chief Financial Officer (principal financial officer)