Form 10-K
period 2011-10-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2012-01-13
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Aggregate market value of 1,600,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2011 as reported by NYSE Arca on that date: $149,328,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $935,531 for the fiscal year ended October 31, 2011.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Japanese Yen in the Trust at the end of the preceding day accrued but unpaid interest, Japanese Yen receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Japanese Yen payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Japanese Yen/USD exchange rate as determined by the

Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Japanese Yen/USD as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Japanese Yen deposit balances.

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

The Shares

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Japanese Yen owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Depositary Trust Agreement.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of the notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Before initiating a creation or redemption order, an Authorized Participant must have entered into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of Japanese Yen required for creations and redemptions. The Participant Agreements may be amended by the Trustee and the Sponsor. Authorized Participants pay a transaction fee of $500 to the Trustee for each order that they place to create or redeem one or more Baskets. In addition to the $500 transaction fee paid to the Trustee, Authorized Participants pay a variable fee to the Sponsor for creation orders and redemption orders of two or more Baskets to compensate the Sponsor for costs associated with the registration of Shares. The variable fee paid to the Sponsor by an Authorized Participant will not exceed $2,000 for each creation or redemption order, as set forth in the Participant Agreement. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust. No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

The Shares are designed to reflect the price of the Japanese Yen, plus accumulated interest, less the Trust’s expenses. Several factors may affect the price of the Japanese Yen, including:

•	Debt level and trade deficit of Japan;

•	Inflation rates of the United States and Japan and investors’ expectations concerning inflation rates

•	Interest rates of the United States and Japan and investors’ expectations concerning interest rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

In addition, the Japanese Yen may not maintain its long-term value in terms of purchasing power in the future. When the price of the Japanese Yen declines, the Sponsor expects the price of a Share to decline as well.

The USD/Japanese Yen exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely affect the performance of the Shares.

Foreign exchange rates are influenced by the factors identified immediately above and may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the USD/Japanese Yen exchange rate could materially and adversely affect the performance of the Shares.

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

The interest rate paid by Depository, if any, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Japanese Yen in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero, based upon changes in the British Bank Association LIBOR Overnight rate for the Japanese Yen (BBA rate), other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Japanese Yen to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust would be required to sell Japanese Yen to pay these expenses. The sale of the Trust’s Japanese Yen to pay expenses in USD at a time of low Japanese Yen prices could adversely affect the value of the Shares.

The Trustee will sell Japanese Yen held by the Trust to pay Trust expenses, if any, incurred in USD, irrespective of then-current Japanese Yen prices. The Trust is not actively managed and no attempt will be made to buy or sell

Japanese Yen to protect against or to take advantage of fluctuations in the price of the Japanese Yen. Consequently, if the Trust incurs expenses in USD, the Trust’s Japanese Yen may be sold at a time when the Japanese Yen price is low, resulting in a negative effect on the value of the Shares.

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

Neither the Shares nor the Deposit Accounts and the Japanese Yen deposited in them are a deposits insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Japanese Yen held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The Bank of New York Mellon and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by The Bank of New York Mellon covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of The Bank of New York Mellon’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of The Bank of New York Mellon’s patent applications issue as patents, then The Bank of New York Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal offices of the Sponsor and the Trust are at 805 King Farm Boulevard, Suite 600, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2011 and October 31, 2010:

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$122.74	$117.36
April 30, 2011	$125.16	$115.61
July 31, 2011	$128.15	$120.34
October 31, 2011	$130.09	$124.70

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$114.85	$106.47
April 30, 2010	$112.20	$105.13
July 31, 2010	$114.60	$104.79
October 31, 2010	$122.93	$114.50

The number of record holders of Shares of the registrant as of November 30, 2011 was approximately 107.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	100,000	$128.45
September	800,000	$128.38
October	600,000	$129.43

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2011 and October 31, 2010.

In the future, to the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Japanese Yen effective on the first business day of the subsequent month. The Trustee will direct that the excess Japanese Yen be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2011, October 31, 2010, October 31, 2009, October 31, 2008 and the period from February 1, 2007 (date of inception) to October 31, 2007.

	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008	February 1, 2007 [Date of Inception] to October 31, 2007
Income
Interest income	$—	$—	$20,400	$2,267,825	$978,942

Total Income	—	—	20,400	2,267,825	978,942

Expenses
Sponsor’s fee	(935,531)	(1,137,346)	(2,186,949)	(3,866,277)	(1,646,945)

Total Expenses	(935,531)	(1,137,346)	(2,186,949)	(3,866,277)	(1,646,945)

Net Loss	$(935,531)	$(1,137,346)	$(2,166,549)	$(1,598,452)	$(668,003)

Other Comprehensive Loss:
Currency translation adjustment	(6,389)	(13,894)	(27,049)	(29,686)	(5,484)

Total Comprehensive Loss	$(941,920)	$(1,151,240)	$(2,193,598)	$(1,628,138)	$(673,487)

Basic and Diluted Earnings per Share	$(0.49)	$(0.45)	$(0.42)	$(0.16)	$(0.10)
Weighted-average Shares Outstanding	1,904,110	2,545,205	5,205,205	10,243,579	6,564,469
Cash Dividends per Share	$—	$—	$—	$—	$—

As of October 31, 2011, total assets were $720,487,506, and for the fiscal year ended October 31, 2011, net cash flows were $461,776,091.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2011 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). To date, the Trust has not made any distributions

Critical Accounting Estimates

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

Results of Operations

As of October 31, 2009, the number of Japanese Yen owned by the Trust was 36,764,060,906, resulting in a redeemable capital share value of $405,985,408. During the year ended October 31, 2010, an additional 3,950,000 shares were created in exchange for 39,143,674,136 Japanese Yen and 5,750,000 shares were redeemed in exchange for 56,996,238,776 Japanese Yen. In addition, 108,016,272 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2010, the number of Japanese Yen owned by the Trust was 18,803,479,994, resulting in a redeemable capital share value of $233,348,012. During the year ended October 31, 2011, an additional 9,000,000 shares were created in exchange for 88,793,945,166 Japanese Yen and 5,700,000 shares were redeemed in exchange for 56,278,620,069 Japanese Yen. In addition, 65,679,396 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2011, the number of Japanese Yen owned by the Trust was 51,253,125,695, resulting in a redeemable capital share value of $657,092,957.

An increase in the Trust’s redeemable capital share value from $233,348,012 at October 31, 2010 to $657,092,957 at October 31, 2011, was primarily the result of an increase in the number of Shares outstanding from 1,900,000 at October 31, 2010 to 5,200,000 at October 31, 2011 and an increase in the Closing Spot Rate from .012415 at October 31, 2010 to .012825 at October 31, 2011. A decrease in the Trust’s redeemable capital share value from $405,985,408 at October 31, 2009 to $233,348,012 at October 31, 2010, was primarily the result of a decrease in the number of Shares outstanding from 3,700,000 at October 31, 2009 to 1,900,000 at October 31, 2010. This decrease in redeemable capital share value was partially offset by an increase in the Closing Spot Rate from .011047 at October 31, 2009 to .012415 at October 31, 2010.

No interest income was earned during the year ended October 31, 2010 or the year ended October 31, 2011, due to an annual nominal interest rate of 0.00% through those periods as set forth in the chart above. Interest income decreased from $20,400 for the year ended October 31, 2009 to $0 for the year ended October 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $1,137,346 for the year ended October 31, 2010 to $935,531for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $2,186,949 for the year ended October 31, 2009 to $1,137,346 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2011 was $935,531 due to the Sponsor’s fee of $935,531 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2010 was $1,137,346 as a result of the Sponsor’s fee of $1,137,346 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2009 was $2,166,549 as a result of the Sponsor’s fee of $2,186,949 exceeding interest income of $20,400.

Cash dividends were not paid by the Trust in the year ended October 31, 2011, the year ended October 31, 2010 and the year ended October 31, 2009, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2011.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos and Joseph Arruda serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of Mr. Arruda, Mr. Bonos and Michael Byrum.

Nikolaos Bonos, 47, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 44, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 40, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2011 and October 31, 2010:

	2011	2010
Audit Fees	$28,000	$25,778
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$28,000	$25,778

PART IV

Item 15.     Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

4.1	Depositary Trust Agreement dated as of February 1, 2007 among Rydex Specialized Products LLC, The Bank of New York, all registered owners and beneficial owners of Japanese Yen Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Rydex Specialized Products LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Rydex Specialized Products LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.4	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of January 7, 2007 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of February 7, 2007 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Japanese Yen Trust

Financial Statements as of October 31, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Japanese Yen Trust:

In our opinion, the statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended October 31, 2009 present fairly, in all material respects, the results of operations and cash flows of CurrencyShares® Japanese Yen Trust (the “Trust”) for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Japanese Yen Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Japanese Yen Trust (the “Trust”) as of October 31, 2011 and October 31, 2010, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended October 31, 2011 and October 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Japanese Yen Trust at October 31, 2011 and October 31, 2010, and the results of its operations and its cash flows for the years ended October 31, 2011 and October 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Japanese Yen Trust’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 13, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Japanese Yen Trust:

We have audited CurrencyShares® Japanese Yen Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, CurrencyShares® Japanese Yen Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2011 and October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended October 31, 2011 and October 31, 2010 of CurrencyShares® Japanese Yen Trust and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 13, 2012

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	October 31, 2011	October 31, 2010
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$695,214,700	$233,438,609
Japanese Yen deposits, non-interest bearing	—	—
Subscriptions Receivable	25,272,806	18,447,445

Total Current Assets	$720,487,506	$251,886,054

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$63,185,477	$18,447,445
Accrued Sponsor’s fee	209,072	90,597

Total Current Liabilities	63,394,549	18,538,042

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,870,000 and 28,870,000 authorized, respectively – 5,200,000 and 1,900,000 issued and outstanding, respectively	657,092,957	233,348,012
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$720,487,506	$251,886,054

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Income and Comprehensive Income

	Year Ended October 31, 2011	Year Ended October 31, 2010	Year Ended October 31, 2009
Income
Interest Income	$—	$—	$20,400

Total Income	—	—	20,400

Expenses
Sponsor’s fee	(935,531)	(1,137,346)	(2,186,949)

Total Expenses	(935,531)	(1,137,346)	(2,186,949)
Net Loss	$(935,531)	$(1,137,346)	$(2,166,549)

Other Comprehensive Loss:
Currency translation adjustment	(6,389)	(13,894)	(27,049)

Total Comprehensive Loss	$(941,920)	$(1,151,240)	$(2,193,598)

Basic and Diluted Earnings per Share	$(0.49)	$(0.45)	$(0.42)
Weighted-average Shares Outstanding	1,904,110	2,545,205	5,205,205

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(935,531)	(1,137,346)	(2,166,549)
Adjustment of redeemable capital shares to redemption value	935,531	1,137,346	2,166,549

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(6,389)	(13,894)	(27,049)
Adjustment of redeemable capital shares to redemption value	6,389	13,894	27,049

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Cash flows from operating activities
Cash received for accrued income	$—	$—	$209,519
Cash paid for expenses	(815,031)	(1,215,142)	(2,362,293)

Net cash used in operating activities	(815,031)	(1,215,142)	(2,152,774)

Cash flows from financing activities
Cash received to purchase redeemable shares	1,095,850,719	423,635,140	237,276,106
Cash paid to redeem redeemable shares	(655,675,480)	(635,643,603)	(659,268,709)

Net cash provided by/(used in) financing activities	440,175,239	(212,008,463)	(421,992,603)

Adjustment to period cash flows due to currency movement	22,415,883	29,546,313	49,721,384

Increase/(Decrease) in cash	461,776,091	(183,677,292)	(374,423,993)
Cash at beginning of year	233,438,609	417,115,901	791,539,894

Cash at end of year	$695,214,700	$233,438,609	$417,115,901

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(935,531)	$(1,137,346)	$(2,166,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Prior period receivable from accrued interest	—	—	181,950
Currency translation adjustment	2,025	(10,839)	(9,451)
Accrued sponsor fee	209,072	90,597	157,554
Prior period accrued sponsor fee	(90,597)	(157,554)	(316,278)

Net cash used in operating activities	$(815,031)	$(1,215,142)	$(2,152,774)

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Japanese Yen deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/Japanese Yen exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, Japanese Yen deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Japanese Yen exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

3.     Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2011 was an annual nominal rate of 0.00%. For the year ended October 31, 2011, there were Japanese Yen principal deposits of 88,793,945,166, Japanese Yen principal redemptions of 56,278,620,069 and Japanese Yen withdrawals (to pay expenses) of 65,679,396 resulting in an ending Japanese Yen principal balance of 51,253,125,695. This equates to 657,302,029 USD (which includes USD subscriptions receivable and USD redemptions payable). For the year ended October 31, 2010, there were Japanese Yen principal deposits of 39,143,674,136, Japanese Yen principal redemptions of 56,996,238,776 and Japanese Yen withdrawals (to pay expenses) of 108,016,272 resulting in an ending Japanese Yen principal balance of 18,803,479,994. This equates to 233,438,609 USD (which is net of USD subscriptions receivable and USD redemptions payable). For the year ending October 31, 2009, there were Japanese Yen principal deposits of 22,396,562,822, Japanese Yen principal redemptions of 55,244,283,718 and Japanese Yen withdrawals (to pay expenses) of 203,200,952 resulting in an ending Japanese Yen principal balance of 36,764,060,906. This equates to 406,142,962 USD (which is net of USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2011		October 31, 2010		October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,900,000	$233,348,012	3,700,000	$405,985,408	7,000,000	$710,233,832
Shares issued	9,000,000	1,101,865,545	3,950,000	440,351,417	2,250,000	237,276,106
Shares redeemed	(5,700,000)	(698,375,010)	(5,750,000)	(641,185,966)	(5,550,000)	(585,275,009)
Adjustment to period Shares due to currency movement and other	—	20,254,410	—	28,197,153	—	43,750,479

Ending balance	5,200,000	$657,092,957	1,900,000	$233,348,012	3,700,000	$405,985,408

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

5.     Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2011:

	Three months ended October31, 2011	Three months ended July 31, 2011	Three months ended April 30, 2011	Three months ended January 31, 2011
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(382,896)	(174,419)	(168,979)	(209,237)

Total Expenses	(382,896)	(174,419)	(168,979)	(209,237)
Net Loss	$(382,896)	$(174,419)	$(168,979)	$(209,237)
Other Comprehensive Income/(Loss):
Currency translation adjustment	5,664	(6,947)	(2,789)	(2,317)

Total Comprehensive Loss	$(377,232)	$(181,366)	$(171,768)	$(211,554)

Basic and Diluted Earnings per Share	$(0.13)	$(0.12)	$(0.12)	$(0.12)
Weighted-average Shares Outstanding	3,007,609	1,407,065	1,452,247	1,734,783
Cash Dividends per Share	$—	$—	$—	$—

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(286,450)	(255,978)	(233,597)	(361,321)

Total Expenses	(286,450)	(255,978)	(233,597)	(361,321)
Net Loss	$(286,450)	$(255,978)	$(233,597)	$(361,321)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(11,827)	(9,950)	6,188	1,695

Total Comprehensive Loss	$(298,277)	$(265,928)	$(227,409)	$(359,626)

Basic and Diluted Earnings per Share	$(0.12)	$(0.11)	$(0.11)	$(0.11)
Weighted-average Shares Outstanding	2,399,457	2,324,457	2,209,551	3,236,413
Cash Dividends per Share	$—	$—	$—	$—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 13, 2012.

CURRENCYSHARES® JAPANESE YEN TRUST

By	Rydex Specialized Products LLC Sponsor of the CurrencyShares® Japanese Yen Trust

	By:	/s/ NIKOLOS BONOS
Nikolos Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLOS BONOS Nikolos Bonos	Director and Chief Executive Officer (principal executive officer)	January 13, 2012

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 13, 2012

/s/ MICHAEL BYRUM Michael Byrum	Director	January 13, 2012

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.