Form 10-Q
period 2012-01-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2012-03-12
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® JAPANESE YEN TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	January 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$697,345,317	$695,214,700
Japanese Yen deposits, non-interest bearing	—	—
Subscriptions Receivable	19,364,428	25,272,806

Total Current Assets	$716,709,745	$720,487,506

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$32,273,223	$63,185,477
Accrued Sponsor’s fee	244,193	209,072

Total Current Liabilities	32,517,416	63,394,549

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 38,870,000 authorized – 5,300,000 and 5,200,000 issued and outstanding, respectively	684,192,329	657,092,957
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$716,709,745	$720,487,506

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Income
Interest Income	$—	$—

Total Income	—	—

Expenses
Sponsor’s fee	(706,482)	(209,237)

Total Expenses	(706,482)	(209,237)
Net Loss	$(706,482)	$(209,237)

Other Comprehensive Loss:
Currency translation adjustment	(9,564)	(2,317)

Total Comprehensive Loss	$(716,046)	$(211,554)

Basic and Diluted Earnings per Share	$(0.13)	$(0.12)
Weighted-average Shares Outstanding	5,542,391	1,734,783
Cash Dividends per Share	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2012 (unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(706,482)	(935,531)
Adjustment of redeemable capital shares to redemption value	706,482	935,531

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(9,564)	(6,389)
Adjustment of redeemable capital shares to redemption value	9,564	6,389

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Cash flows from operating activities
Cash paid for expenses	$(676,552)	$(235,479)

Net cash used in operating activities	(676,552)	(235,479)

Cash flows from financing activities
Cash received to purchase redeemable shares	267,164,332	149,223,187
Cash paid to redeem redeemable shares	(279,878,758)	(149,237,508)

Net cash used in financing activities	(12,714,426)	(14,321)

Adjustment to period cash flows due to currency movement	15,521,595	(3,934,724)

Increase/(Decrease) in cash	2,130,617	(4,184,524)
Cash at beginning of period	695,214,700	233,438,609

Cash at end of period	$697,345,317	$229,254,085

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(706,482)	$(209,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(5,191)	1,817
Accrued sponsor fee	244,193	62,538
Prior period accrued sponsor fee	(209,072)	(90,597)

Net cash used in operating activities	$(676,552)	$(235,479)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 13, 2012.

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2012 was an annual nominal rate of 0.00%. For the three months ended January 31, 2012, there were Japanese Yen principal deposits of 20,190,875,222, Japanese Yen principal redemptions of 19,203,334,628 and Japanese Yen withdrawals (to pay expenses) of 52,381,504 resulting in an ending Japanese Yen principal balance of 52,188,284,785. This equates to 684,436,522 USD (which includes USD subscriptions receivable and USD redemptions payable). For the year ended October 31, 2011, there were Japanese Yen principal deposits of 88,793,945,166, Japanese Yen principal redemptions of 56,278,620,069 and Japanese Yen withdrawals (to pay expenses) of 65,679,396 resulting in an ending Japanese Yen principal balance of 51,253,125,695. This equates to 657,302,029 USD (which includes USD subscriptions receivable and USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,200,000	$657,092,957	1,900,000	$233,348,012
Shares issued	2,050,000	260,782,484	9,000,000	1,101,865,545
Shares redeemed	(1,950,000)	(248,027,550)	(5,700,000)	(698,375,010)
Adjustment to period Shares due to currency movement and other	—	14,344,438	—	20,254,410

Ending balance	5,300,000	$684,192,329	5,200,000	$657,092,957

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Japanese Yen in the Trust at the end of the preceding day accrued but unpaid interest, if any, Japanese Yen receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Japanese Yen payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Japanese Yen/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Japanese Yen/USD exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Noon Buying Rate/Closing Spot Rate

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

FXY Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2012 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXY Daily Rate

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

Results of Operations

As of October 31, 2011, the number of Japanese Yen owned by the Trust was 51,253,125,695, resulting in a redeemable capital share value of $657,092,957. During the three months ended January 31, 2012, an additional 2,050,000 Shares were created in exchange for 20,190,875,222 Japanese Yen and 1,950,000 Shares were redeemed in exchange for 19,203,334,628 Japanese Yen. In addition, 52,381,504 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2012, the number of Japanese Yen owned by the Trust was 52,188,284,785, resulting in a redeemable capital Share value of $684,436,522.

An increase in the Trust’s redeemable capital Share value from $657,092,957 at October 31, 2011 to $684,192,329 at January 31, 2012, was primarily the result of an increase in the number of Shares outstanding from 5,200,000 at October 31, 2011 to 5,300,000 at January 31, 2012 coupled with an increase in the Closing Spot Rate from 0.012835 at October 31, 2011 to 0.013115 at January 31, 2012.

No interest income was earned during the three months ended January 31, 2011 and the three months ended January 31, 2012 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to an increase in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee increased from $209,237 for the three months ended January 31, 2011 to $706,482 for the three months ended January 31, 2012. The only expense of the Trust during the three months ended January 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2012 was $706,482, due to the Sponsor’s fee of $706,482 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended January 31, 2011 and the three months ended January 31, 2012 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2012, 39 Baskets (1,950,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2011 – 11/30/2011	1,000,000	$126.94
12/01/2011 – 12/31/2011	200,000	$126.29
01/01/2012 – 01/31/2012	750,000	$127.50

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Global Amendment to Depository Trust Agreement.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: March 12, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)