Form 10-Q
period 2012-07-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2012-09-11
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® JAPANESE YEN TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2012, the three months ended July 31, 2011, the nine months ended July 31, 2012 and the nine months ended July 31, 2011	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the nine months ended July 31, 2012 and the nine months ended July 31, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	July 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$195,031,566	$695,214,700
Japanese Yen deposits, non-interest bearing	—	—
Subscriptions Receivable	—	25,272,806

Total Current Assets	$195,031,566	$720,487,506

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$—	$63,185,477
Accrued Sponsor’s fee	65,516	209,072

Total Current Liabilities	65,516	63,394,549

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 43,870,000 and 38,870,000 authorized, respectively – 1,550,000 and 5,200,000 issued and outstanding, respectively	194,966,050	657,092,957
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$195,031,566	$720,487,506

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(186,453)	(174,419)	(1,169,544)	(552,635)

Total Expenses	(186,453)	(174,419)	(1,169,544)	(552,635)

Net Loss	$(186,453)	$(174,419)	$(1,169,544)	$(552,635)

Other Comprehensive Loss:

Currency translation adjustment	(2,941)	(6,947)	(15,825)	(12,053)

Total Comprehensive Loss	$(189,394)	$(181,366)	$(1,185,369)	$(564,688)

Basic and Diluted Earnings per Share	$(0.12)	$(0.12)	$(0.38)	$(0.36)
Weighted-average Shares Outstanding	1,492,391	1,407,065	3,113,686	1,532,234

Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(1,169,544)	(935,531)
Adjustment of redeemable capital shares to redemption value	1,169,544	935,531

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(15,825)	(6,389)
Adjustment of redeemable capital shares to redemption value	15,825	6,389

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Cash flows from operating activities
Cash paid for expenses	$(1,301,262)	$(585,946)

Net cash used in operating activities	(1,301,262)	(585,946)

Cash flows from financing activities
Cash received to purchase redeemable shares	534,579,596	476,747,668
Cash paid to redeem redeemable shares	(1,025,574,496)	(525,079,760)

Net cash used in financing activities	(490,994,900)	(48,332,092)

Adjustment to period cash flows due to currency movement	(7,886,972)	7,205,913

Decrease in cash	(500,183,134)	(41,712,125)
Cash at beginning of period	695,214,700	233,438,609

Cash at end of period	$195,031,566	$191,726,484

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(1,169,544)	$(552,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	11,838	(2,377)
Accrued sponsor fee	65,516	59,663
Prior period accrued sponsor fee	(209,072)	(90,597)

Net cash used in operating activities	$(1,301,262)	$(585,946)

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2012 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2012, there were Japanese Yen principal deposits of 40,354,532,061, Japanese Yen principal redemptions of 76,272,665,469 and Japanese Yen withdrawals (to pay expenses) of 103,027,021 resulting in an ending Japanese Yen principal balance of 15,231,965,266. This equates to 195,031,566 USD. For the year ended October 31, 2011, there were Japanese Yen principal deposits of 88,793,945,166, Japanese Yen principal redemptions of 56,278,620,069 and Japanese Yen withdrawals (to pay expenses) of 65,679,396 resulting in an ending Japanese Yen principal balance of 51,253,125,695. This equates to 657,302,029 USD (which includes USD subscriptions receivable and USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,200,000	$657,092,957	1,900,000	$233,348,012
Shares issued	4,100,000	509,689,737	9,000,000	1,101,865,545
Shares redeemed	(7,750,000)	(963,346,441)	(5,700,000)	(698,375,010)
Adjustment to period Shares due to currency movement and other	—	(8,470,203)	—	20,254,410

Ending balance	1,550,000	$194,966,050	5,200,000	$657,092,957

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2012 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

As of October 31, 2011, the number of Japanese Yen owned by the Trust was 51,253,125,695, resulting in a redeemable capital share value of $657,092,957. During the nine months ended July 31, 2012, an additional 4,100,000 Shares were created in exchange for 40,354,532,061 Japanese Yen and 7,750,000 Shares were redeemed in exchange for 76,272,665,469 Japanese Yen. In addition, 103,027,021 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2012, the number of Japanese Yen owned by the Trust was 15,231,965,266, resulting in a redeemable capital Share value of $194,966,050.

A decrease in the Trust’s redeemable capital Share value from $657,092,957 at October 31, 2011 to $194,966,050 at July 31, 2012, was primarily the result of a decrease in the number of Shares outstanding from 5,200,000 at October 31, 2011 to 1,550,000 at July 31, 2012 coupled with a decrease in the Closing Spot Rate from 0.012835 at October 31, 2011 to 0.012804 at July 31, 2012.

No interest income was earned during the three months ended July 31, 2011, the three months ended July 31, 2012, the nine months ended July 31, 2011 and the nine months ended July 31, 2012 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to an increase in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee increased from $174,419 for the three months ended July 31, 2011 to $186,453 for the three months ended July 31, 2012, and increased from $552,635 for the nine months ended July 31, 2011 to $1,169,544 for the nine months ended July 31, 2012. The only expense of the Trust during the three months and nine months ended July 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2012 was $186,453, due to the Sponsor’s fee of $186,453 exceeding the Trust’s interest income of $0. The Trust’s net loss for the nine months ended July 31, 2012 was $1,169,544, due to the Sponsor’s fee of $1,169,544 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2011, the three months ended July 31, 2012, the nine months ended July 31, 2011 and the nine months ended July 31, 2012 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2012, 14 Baskets (700,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2012 – 05/31/2012	350,000	$123.34
06/01/2012 – 06/30/2012	350,000	$124.55
07/01/2012 – 07/31/2012	—	$—

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

CURRENCYSHARES® JAPANESE YEN TRUST
	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: September 10, 2012		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)