Form 10-K
period 2012-10-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2013-01-14
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 1,750,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2012 as reported by NYSE Arca on that date: $215,530,000.

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

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Guggenheim Specialized Products, LLC, a Delaware limited liability company. The Sponsor changed its name from Rydex Specialized Products LLC as of March 30, 2012.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,344,961 for the fiscal year ended October 31, 2012.

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

The Shares are designed to reflect the price of the Japanese Yen, plus accumulated interest, less the Trust’s expenses. Several factors may affect the price of the Japanese Yen, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

The Trustee has recently withdrawn Japanese Yen from the Trust to pay expenses, reducing the amount of Japanese Yen represented by each Share and potentially resulting in adverse tax consequences for Shareholders.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Japanese Yen in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon the Depository’s belief that the Bank of Japan Overnight Call Rate does not accurately reflect the market, other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Japanese Yen to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

Neither the Shares nor the Deposit Accounts and the Japanese Yen deposited in them are deposits insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository, the U.S. bank of which it is a branch or any local cash correspondent holding the currency on deposit for the benefit of the Trust, there may be a delay and costs incurred in recovering the Japanese Yen held in the Deposit Accounts.

Japanese Yen deposited in the Deposit Accounts by an Authorized Participant are commingled with Japanese Yen deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Japanese Yen held in the Deposit Accounts are not segregated from the Depository’s other assets.

The Trust has no proprietary rights in or to any specific Japanese Yen held by the Depository and will be an unsecured creditor of the Depository with respect to the Japanese Yen held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository, the U.S. bank of which it is a branch or any local cash correspondent holding the currency on deposit for the benefit of the Trust becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Japanese Yen deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Japanese Yen held in all accounts by the Depository, including the Deposit Accounts. In the case of insolvency of a local cash correspondent, a liquidator may seek to freeze access to the Japanese Yen held in all accounts by such local cash correspondent, including the Deposit Accounts held by such cash correspondent. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank or with a local cash correspondent, where they are subject to English and Japanese insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. or with a local cash correspondent will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. If directed by the Sponsor, the Trustee must terminate the Depository. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

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

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2012 and October 31, 2011:

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$129.13	$125.77
April 30, 2012	$129.12	$117.46
July 31, 2012	$125.74	$122.23
October 31, 2012	$126.63	$122.22

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$122.74	$117.36
April 30, 2011	$125.16	$115.61
July 31, 2011	$128.15	$120.34
October 31, 2011	$130.09	$124.70

The number of record holders of Shares of the registrant as of November 30, 2012 was approximately 95.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	350,000	$124.89
September	750,000	$125.39
October	350,000	$124.77

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2012 and October 31, 2011.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2012, October 31, 2011, October 31, 2010, October 31, 2009 and October 31, 2008.

	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008
Income
Interest income	$—	$—	$—	$20,400	$2,267,825

Total Income	—	—	—	20,400	2,267,825

Expenses
Sponsor’s fee	(1,344,961)	(935,531)	(1,137,346)	(2,186,949)	(3,866,277)

Total Expenses	(1,344,961)	(935,531)	(1,137,346)	(2,186,949)	(3,866,277)

Net Loss	$(1,344,961)	$(935,531)	$(1,137,346)	$(2,166,549)	$(1,598,452)

Other Comprehensive Loss:
Currency translation adjustment	(12,932)	(6,389)	(13,894)	(27,049)	(29,686)

Total Comprehensive Loss	$(1,357,893)	$(941,920)	$(1,151,240)	$(2,193,598)	$(1,628,138)

Basic and Diluted Earnings per Share	$(0.50)	$(0.49)	$(0.45)	$(0.42)	$(0.16)
Weighted-average Shares Outstanding	2,681,011	1,904,110	2,545,205	5,205,205	10,243,579
Cash Dividends per Share	$—	$—	$—	$—	$—

As of October 31, 2012, total assets were $128,968,366, and for the fiscal year ended October 31, 2012, net cash flows were $(566,246,334).

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2012 was an annual nominal rate of 0%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

As of October 31, 2010, the number of Japanese Yen owned by the Trust was 18,803,479,994, resulting in a redeemable capital share value of $233,348,012. During the year ended October 31, 2011, an additional 9,000,000 shares were created in exchange for 88,793,945,166 Japanese Yen and 5,700,000 shares were redeemed in exchange for 56,278,620,069 Japanese Yen. In addition, 65,679,396 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2011, the number of Japanese Yen owned by the Trust was 51,253,125,695, resulting in a redeemable capital share value of $657,092,957. During the year ended October 31, 2012, an additional 5,050,000 shares were created in exchange for 49,684,003,600 Japanese Yen and 9,200,000 shares were redeemed in exchange for 90,510,599,952 Japanese Yen. In addition, 118,087,857 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2012, the number of Japanese Yen owned by the Trust was 10,308,441,486, resulting in a redeemable capital share value of $128,920,251.

A decrease in the Trust’s redeemable capital share value from $657,092,957 at October 31, 2011 to $128,920,251 at October 31, 2012, was primarily the result of a decrease in the number of Shares outstanding from 5,200,000 at October 31, 2011 to 1,050,000 at October 31, 2012 and a decrease in the Closing Spot Rate from 0.012825 at October 31, 2011 to 0.012511 at October 31, 2012. An increase in the Trust’s redeemable capital share value from $233,348,012 at October 31, 2010 to $657,092,957 at October 31, 2011, was primarily the result of an increase in the number of Shares outstanding from 1,900,000 at October 31, 2010 to 5,200,000 at October 31, 2011 and an increase in the Closing Spot Rate from .012415 at October 31, 2010 to .012825 at October 31, 2011.

No interest income was earned during the years ended October 31, 2012, October 31, 2011 and October 31, 2010, due to an annual nominal interest rate of 0.00% through those periods as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to an increase in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee increased from $935,531 for the year ended October 31, 2011 to $1,344,961 for the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $1,137,346 for the year ended October 31, 2010 to $935,531 for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2012 was $1,344,961 as a result of the Sponsor’s fee of $1,344,961 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2011 was $935,531 due to the Sponsor’s fee of $935,531 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2010 was $1,137,346 as a result of the Sponsor’s fee of $1,137,346 exceeding interest income of $0.

Cash dividends were not paid by the Trust in the years ended October 31, 2012, October 31, 2011 and October 31, 2010, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2012.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 49, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 46, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 42, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2012 and October 31, 2011:

	2012	2011
Audit Fees	$23,867	$28,000
Audit-related fees	2,000	0
Tax fees	0	0
All other Fees	0	0

	$25,867	$28,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

4.1	Depositary Trust Agreement dated as of February 1, 2007 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Japanese Yen Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 13, 2012.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of January 7, 2007 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of February 7, 2007 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Japanese Yen Trust

Financial Statements as of October 31, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Japanese Yen Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Japanese Yen Trust (the “Trust”) as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Japanese Yen Trust at October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Japanese Yen Trust's internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Japanese Yen Trust:

We have audited CurrencyShares® Japanese Yen Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Japanese Yen Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2012 of CurrencyShares® Japanese Yen Trust and our report dated January 14, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2013

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	October 31, 2012	October 31, 2011
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$128,968,366	$695,214,700
Japanese Yen deposits, non-interest bearing	—	—
Subscriptions Receivable	—	25,272,806

Total Current Assets	$128,968,366	$720,487,506

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$—	$63,185,477
Accrued Sponsor’s fee	48,115	209,072

Total Current Liabilities	48,115	63,394,549

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 43,870,000 and 38,870,000 authorized, respectively – 1,050,000 and 5,200,000 issued and outstanding, respectively	128,920,251	657,092,957
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$128,968,366	$720,487,506

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Income and Comprehensive Income

	Year Ended	Year Ended	Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010
Income
Interest Income	$—	$—	$—

Total Income	—	—	—

Expenses
Sponsor’s fee	(1,344,961)	(935,531)	(1,137,346)

Total Expenses	(1,344,961)	(935,531)	(1,137,346)

Net Loss	$(1,344,961)	$(935,531)	$(1,137,346)

Other Comprehensive Loss:
Currency translation adjustment	(12,932)	(6,389)	(13,894)

Total Comprehensive Loss	$(1,357,893)	$(941,920)	$(1,151,240)

Basic and Diluted Earnings per Share	$(0.50)	$(0.49)	$(0.45)

Weighted-average Shares Outstanding	2,681,011	1,904,110	2,545,205
Cash Dividends per Share	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Year ended	Year ended	Year ended
	October 31, 2012	October 31, 2011	October 31, 2010
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(1,344,961)	(935,531)	(1,137,346)
Adjustment of redeemable capital shares to redemption value	1,344,961	935,531	1,137,346

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(12,932)	(6,389)	(13,894)
Adjustment of redeemable capital shares to redemption value	12,932	6,389	13,894

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

	Year ended	Year ended	Year ended
	October 31, 2012	October 31, 2011	October 31, 2010
Cash flows from operating activities
Cash paid for expenses	$(1,494,155)	$(815,031)	$(1,215,142)

Net cash used in operating activities	(1,494,155)	(815,031)	(1,215,142)

Cash flows from financing activities
Cash received to purchase redeemable shares	653,581,668	1,095,850,719	423,635,140
Cash paid to redeem redeemable shares	(1,207,561,981)	(655,675,480)	(635,643,603)

Net cash (used in)/provided by financing activities	(553,980,313)	440,175,239	(212,008,463)

Adjustment to period cash flows due to currency movement	(10,771,866)	22,415,883	29,546,313

(Decrease)/Increase in cash	(566,246,334)	461,776,091	(183,677,292)
Cash at beginning of year	695,214,700	233,438,609	417,115,901

Cash at end of year	$128,968,366	$695,214,700	$233,438,609

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(1,344,961)	$(935,531)	$(1,137,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	11,763	2,025	(10,839)
Accrued sponsor fee	48,115	209,072	90,597
Prior period accrued sponsor fee	(209,072)	(90,597)	(157,554)

Net cash used in operating activities	$(1,494,155)	$(815,031)	$(1,215,142)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Notes to Financial Statements

1. Organization and Description of the Trust

The CurrencyShares® Japanese Yen Trust (the “Trust”) was formed under the laws of the State of New York on February 1, 2007 when Guggenheim Specialized Products, LLC d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 10,000 Japanese Yen in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

3. Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen -denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2012 was an annual nominal rate of 0%. For the year ended October 31, 2012, there were Japanese Yen principal deposits of 49,684,003,600, Japanese Yen principal redemptions of 90,510,599,952 and Japanese Yen withdrawals (to pay expenses) of 118,087,857, resulting in an ending Japanese Yen principal balance of 10,308,441,486. This equates to 128,968,366 USD. For the year ended October 31, 2011, there were Japanese Yen principal deposits of 88,793,945,166, Japanese Yen principal redemptions of 56,278,620,069 and Japanese Yen withdrawals (to pay expenses) of 65,679,396 resulting in an ending Japanese Yen principal balance of 51,253,125,695. This equates to 657,302,029 USD (which includes USD subscriptions receivable and USD redemptions payable). For the year ended October 31, 2010, there were Japanese Yen principal deposits of 39,143,674,136, Japanese Yen principal redemptions of 56,996,238,776 and Japanese Yen withdrawals (to pay expenses) of 108,016,272 resulting in an ending Japanese Yen principal balance of 18,803,479,994. This equates to 233,438,609 USD (which includes USD subscriptions receivable and USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2012		Year ended October 31, 2011		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,200,000	$657,092,957	1,900,000	$233,348,012	3,700,000	$405,985,408
Shares issued	5,050,000	628,647,246	9,000,000	1,101,865,545	3,950,000	440,351,417
Shares redeemed	(9,200,000)	(1,145,222,513)	(5,700,000)	(698,375,010)	(5,750,000)	(641,185,966)
Adjustment to period Shares due to currency movement and other	—	(11,597,439)	—	20,254,410	—	28,197,153

Ending balance	1,050,000	$128,920,251	5,200,000	$657,092,957	1,900,000	$233,348,012

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

5. Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses

Sponsor’s fee	(175,417)	(186,453)	(276,609)	(706,482)
Total Expenses	(175,417)	(186,453)	(276,609)	(706,482)
Net Loss	$(175,417)	$(186,453)	$(276,609)	$(706,482)
Other Comprehensive Income/(Loss):
Currency translation adjustment	2,893	(2,941)	(3,320)	(9,564)

Total Comprehensive Loss	$(172,524)	$(189,394)	$(279,929)	$(716,046)

Basic and Diluted Earnings per Share	$(0.13)	$(0.12)	$(0.12)	$(0.13)
Weighted-average Shares Outstanding	1,392,391	1,492,391	2,288,333	5,542,391
Cash Dividends per Share	$—	$—	$—	$—

Fiscal Period Ended October 31, 2011:

	Three months ended October 31, 2011	Three months ended July 31, 2011	Three months ended April 30, 2011	Three months ended January 31, 2011
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(382,896)	(174,419)	(168,979)	(209,237)

Total Expenses	(382,896)	(174,419)	(168,979)	(209,237)
Net Loss	$(382,896)	$(174,419)	$(168,979)	$(209,237)
Other Comprehensive Income/(Loss):
Currency translation adjustment	5,664	(6,947)	(2,789)	(2,317)

Total Comprehensive Loss	$(377,232)	$(181,366)	$(171,768)	$(211,554)

Basic and Diluted Earnings per Share	$(0.13)	$(0.12)	$(0.12)	$(0.12)
Weighted-average Shares Outstanding	3,007,609	1,407,065	1,452,247	1,734,783
Cash Dividends per Share	$—	$—	$—	$—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2013.

CURRENCYSHARES® JAPANESE YEN TRUST
By	Guggenheim Specialized Products, LLC Sponsor of the CurrencyShares® Japanese Yen Trust

	By:	/s/ NIKOLOAS BONOS
Nikoloas Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date
/s/ NIKOLOAS BONOS Nikoloas Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2013

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2013

/s/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.