Form 10-Q
period 2013-01-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2013-03-08
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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
Yes   ☐     No   ☒

CURRENCYSHARES® JAPANESE YEN TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	January 31, 2013
	(Unaudited)	October 31, 2012
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$128,964,845	$128,968,366
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$128,964,845	$128,968,366

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$49,514	$48,115

Total Current Liabilities	49,514	48,115
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 43,870,000 authorized – 1,200,000 and 1,050,000 issued and outstanding, respectively	128,915,331	128,920,251
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$128,964,845	$128,968,366

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three Months	Three Months
	ended	ended
	January 31, 2013	January 31, 2012
Income
Interest Income	$—	$—

Total Income	—	—
Expenses
Sponsor’s fee	(175,667)	(706,482)

Total Expenses	(175,667)	(706,482)
Net Loss	$(175,667)	$(706,482)

Basic and Diluted Earnings per Share	$(0.12)	$(0.13)
Weighted-average Shares Outstanding	1,502,717	5,542,391
Cash Dividends per Share	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	12,699	(9,564)

Total Comprehensive Loss	$(162,968)	$(716,046)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Three months ended
	January 31, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(175,667)	(1,344,961)
Adjustment of redeemable capital shares to redemption value	175,667	1,344,961

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	12,699	(12,932)
Adjustment of redeemable capital shares to redemption value	(12,699)	12,932

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	January 31, 2013	January 31, 2012
Cash flows from operating activities
Cash paid for expenses	$(167,719)	$(676,552)

Net cash used in operating activities	(167,719)	(676,552)
Cash flows from financing activities
Cash received to purchase redeemable shares	225,939,158	267,164,332
Cash paid to redeem redeemable shares	(208,516,102)	(279,878,758)

Net cash provided by/(used in) financing activities	17,423,056	(12,714,426)
Adjustment to period cash flows due to currency movement	(17,258,858)	15,521,595

(Decrease)/Increase in cash	(3,521)	2,130,617
Cash at beginning of period	128,968,366	695,214,700

Cash at end of period	$128,964,845	$697,345,317

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(175,667)	$(706,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	6,549	(5,191)
Accrued sponsor fee	49,514	244,193
Prior period accrued sponsor fee	(48,115)	(209,072)

Net cash used in operating activities	$(167,719)	$(676,552)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2013.

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

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Japanese Yen deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Japanese Yen exchange rate as determined by The WM Company, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Japanese Yen in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Japanese Yen to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

3. Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2013 was an annual nominal rate of 0.00%. For the three months ended January 31, 2013, there were Japanese Yen principal deposits of 19,128,709,526, Japanese Yen principal redemptions of 17,653,619,548 and Japanese Yen withdrawals (to pay expenses) of 14,199,646 resulting in an ending Japanese Yen principal balance of 11,769,331,818. This equates to 128,964,845 USD. For the year ended October 31, 2012, there were Japanese Yen principal deposits of 49,684,003,600, Japanese Yen principal redemptions of 90,510,599,952 and Japanese Yen withdrawals (to pay expenses) of 118,087,857, resulting in an ending Japanese Yen principal balance of 10,308,441,486. This equates to 128,968,366 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,050,000	$128,920,251	5,200,000	$657,092,957
Shares issued	1,950,000	225,939,158	5,050,000	628,647,246
Shares redeemed	(1,800,000)	(208,516,102)	(9,200,000)	(1,145,222,513)
Adjustment to period Shares due to currency movement and other	—	(17,427,976)	—	(11,597,439)

Ending balance	1,200,000	$128,915,331	1,050,000	$128,920,251

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

9. Adoption of New Accounting Standard

The Trust adopted “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) in the 2013 first quarter which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which certain financial information is presented, but did not have any other impact on the financial statements.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Japanese Yen in the Trust at the end of the preceding day accrued but unpaid interest, if any, Japanese Yen receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Japanese Yen payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Japanese Yen/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Japanese Yen/USD exchange rate as determined by The WM Company, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

NAV per Share; Valuation of the Japanese Yen

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 10,000 Japanese Yen.

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

As of October 31, 2012, the number of Japanese Yen owned by the Trust was 10,308,441,486, resulting in a redeemable capital share value of $128,920,251. During the three months ended January 31, 2013, an additional 1,950,000 Shares were created in exchange for 19,128,709,526 Japanese Yen and 1,800,000 Shares were redeemed in exchange for 17,653,619,548 Japanese Yen. In addition, 14,199,646 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2013, the number of Japanese Yen owned by the Trust was 11,769,331,818, resulting in a redeemable capital Share value of $128,915,331.

A decrease in the Trust’s redeemable capital Share value from $128,920,251 at October 31, 2012 to $128,915,331 at January 31, 2013, was primarily the result of a decrease in the Closing Spot Rate from 0.012511 at October 31, 2012 to 0.010958 at January 31, 2013. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the number of Shares outstanding from 1,050,000 at October 31, 2012 to 1,200,000 at January 31, 2013.

No interest income was earned during the three months ended January 31, 2012 and the three months ended January 31, 2013 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $706,482 for the three months ended January 31, 2012 to $175,667 for the three months ended January 31, 2013. The only expense of the Trust during the three months ended January 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2013 was $175,667, due to the Sponsor’s fee of $175,667 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended January 31, 2012 and the three months ended January 31, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2013, 36 Baskets (1,800,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2012 – 11/30/2012	1,000,000	$118.15
12/01/2012 – 12/31/2012	800,000	$109.19
01/01/2013 – 01/31/2013	—	$—

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

CURRENCYSHARES® JAPANESE YEN TRUST
By	Guggenheim Specialized Products, LLC Sponsor of the CurrencyShares® Japanese Yen Trust

Date: March 8, 2013	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)