Form 10-Q
period 2013-04-30
CURRENCYSHARES JAPANESE YEN TRUST
filed 2013-06-07
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® JAPANESE YEN TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2013 and October 31, 2012	2

Statements of Comprehensive Income for the three months ended April 30, 2013, the three months ended April 30, 2012, the six months ended April 30, 2013 and the six months ended April 30, 2012	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2013 and the year ended October 31, 2012	4

Statements of Cash Flows for the six months ended April 30, 2013 and the six months ended April 30, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosure	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	April 30, 2013
	(Unaudited)	October 31, 2012
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$115,671,063	$128,968,366
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$115,671,063	$128,968,366

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$40,006	$48,115

Total Current Liabilities	40,006	48,115
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 48,870,000 and 43,870,000 authorized, respectively – 1,150,000 and 1,050,000 issued and outstanding, respectively	115,631,057	128,920,251
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$115,671,063	$128,968,366

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—
Expenses
Sponsor’s fee	(147,006)	(276,609)	(322,673)	(983,091)

Total Expenses	(147,006)	(276,609)	(322,673)	(983,091)
Net Loss	$(147,006)	$(276,609)	$(322,673)	$(983,091)

Basic and Diluted Earnings per Share	$(0.10)	$(0.12)	$(0.22)	$(0.25)
Weighted-average Shares Outstanding	1,474,719	2,288,333	1,488,950	3,933,242
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	3,243	(3,320)	15,942	(12,884)

Total Comprehensive Loss	$(143,763)	$(279,929)	$(306,731)	$(995,975)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Six months ended
	April 30, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(322,673)	(1,344,961)
Adjustment of redeemable capital shares to redemption value	322,673	1,344,961

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	15,942	(12,932)
Adjustment of redeemable capital shares to redemption value	(15,942)	12,932

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	April 30, 2013	April 30, 2012
Cash flows from operating activities
Cash paid for expenses	$(320,729)	$(1,110,602)

Net cash used in operating activities	(320,729)	(1,110,602)
Cash flows from financing activities
Cash received to purchase redeemable shares	474,523,303	472,993,824
Cash paid to redeem redeemable shares	(463,531,262)	(939,610,803)

Net cash provided by/(used in) financing activities	10,992,041	(466,616,979)
Adjustment to period cash flows due to currency movement	(23,968,615)	(11,889,318)

Decrease in cash	(13,297,303)	(479,616,899)
Cash at beginning of period	128,968,366	695,214,700

Cash at end of period	$115,671,063	$215,597,801

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(322,673)	$(983,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	10,053	12,566
Accrued sponsor fee	40,006	68,995
Prior period accrued sponsor fee	(48,115)	(209,072)

Net cash used in operating activities	$(320,729)	$(1,110,602)

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

3. Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.00%. For the six months ended April 30, 2013, there were Japanese Yen principal deposits of 42,647,449,723, Japanese Yen principal redemptions of 41,659,547,680 and Japanese Yen withdrawals (to pay expenses) of 28,825,292 resulting in an ending Japanese Yen principal balance of 11,267,518,237. This equates to 115,671,063 USD. For the year ended October 31, 2012, there were Japanese Yen principal deposits of 49,684,003,600, Japanese Yen principal redemptions of 90,510,599,952 and Japanese Yen withdrawals (to pay expenses) of 118,087,857, resulting in an ending Japanese Yen principal balance of 10,308,441,486. This equates to 128,968,366 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,050,000	$128,920,251	5,200,000	$657,092,957
Shares issued	4,350,000	474,523,303	5,050,000	628,647,246
Shares redeemed	(4,250,000)	(463,531,262)	(9,200,000)	(1,145,222,513)
Adjustment to period Shares due to currency movement and other	—	(24,281,235)	—	(11,597,439)

Ending balance	1,150,000	$115,631,057	1,050,000	$128,920,251

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

As of October 31, 2012, the number of Japanese Yen owned by the Trust was 10,308,441,486, resulting in a redeemable capital share value of $128,920,251. During the six months ended April 30, 2013, an additional 4,350,000 Shares were created in exchange for 42,647,449,723 Japanese Yen and 4,250,000 Shares were redeemed in exchange for 41,659,547,680 Japanese Yen. In addition, 28,825,292 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2013, the number of Japanese Yen owned by the Trust was 11,267,518,237, resulting in a redeemable capital Share value of $115,631,057.

A decrease in the Trust’s redeemable capital Share value from $128,920,251 at October 31, 2012 to $115,631,057 at April 30, 2013, was primarily the result of a decrease in the Closing Spot Rate from 0.012511 at October 31, 2012 to 0.010266 at April 30, 2013. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the number of Shares outstanding from 1,050,000 at October 31, 2012 to 1,150,000 at April 30, 2013.

No interest income was earned during the three months ended April 30, 2012, the three months ended April 30, 2013, the six months ended April 30, 2012 and the six months ended April 30, 2013 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $276,609 for the three months ended April 30, 2012 to $147,006 for the three months ended April 30, 2013, and decreased from $983,091 for the six months ended April 30, 2012 to $322,673 for the six months ended April 30, 2013. The only expense of the Trust during the three months and six months ended April 30, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2013 was $147,006, due to the Sponsor’s fee of $147,006 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2013 was $322,673, due to the Sponsor’s fee of $322,673 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2012, the three months ended April 30, 2013, the six months ended April 30, 2012 and the six months ended April 30, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c) During the quarter ended April 30, 2013, 49 Baskets (2,450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2013 – 02/28/2013	150,000	$105.52
03/01/2013 – 03/31/2013	1,500,000	$102.54
04/01/2013 – 04/30/2013	800,000	$99.06

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

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

CURRENCYSHARES® JAPANESE YEN TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: June 7, 2013	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)