Form 10-Q
period 2013-07-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2013-09-06
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® JAPANESE YEN TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	July 31, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$134,348,941	$128,968,366
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$134,348,941	$128,968,366

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$4,974,170	$—
Accrued Sponsor’s fee	47,760	48,115

Total Current Liabilities	5,021,930	48,115

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 48,870,000 and 43,870,000 authorized, respectively – 1,300,000 and 1,050,000 issued and outstanding, respectively	129,327,011	128,920,251
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$134,348,941	$128,968,366

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2013	Three months ended July 31, 2012	Nine months ended July 31, 2013	Nine months ended July 31, 2012
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(148,202)	(186,453)	(470,875)	(1,169,544)

Total Expenses	(148,202)	(186,453)	(470,875)	(1,169,544)

Net Loss	$(148,202)	$(186,453)	$(470,875)	$(1,169,544)

Basic and Diluted Earnings per Share	$(0.10)	$(0.12)	$(0.31)	$(0.38)
Weighted-average Shares Outstanding	1,509,783	1,492,391	1,495,971	3,113,686
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,615)	(2,941)	14,327	(15,825)

Total Comprehensive Loss	$(149,817)	$(189,394)	$(456,548)	$(1,185,369)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2013 (Unaudited)	Year ended October 31, 2012

Retained Earnings, Beginning of Period	$—	$—
Net Loss	(470,875)	(1,344,961)
Adjustment of redeemable capital shares to redemption value	470,875	1,344,961

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	14,327	(12,932)
Adjustment of redeemable capital shares to redemption value	(14,327)	12,932

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2013	Nine months ended July 31, 2012

Cash flows from operating activities
Cash paid for expenses	$(459,324)	$(1,301,262)

Net cash used in operating activities	(459,324)	(1,301,262)

Cash flows from financing activities
Cash received to purchase redeemable shares	626,383,700	534,579,596
Cash paid to redeem redeemable shares	(594,714,404)	(1,025,574,496)

Net cash provided by/(used in) financing activities	31,669,296	(490,994,900)

Adjustment to period cash flows due to currency movement	(25,829,397)	(7,886,972)

Increase/(Decrease) in cash	5,380,575	(500,183,134)
Cash at beginning of period	128,968,366	695,214,700

Cash at end of period	$134,348,941	$195,031,566

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(470,875)	$(1,169,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	11,906	11,838
Accrued sponsor fee	47,760	65,516
Prior period accrued sponsor fee	(48,115)	(209,072)

Net cash used in operating activities	$(459,324)	$(1,301,262)

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2013 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2013, there were Japanese Yen principal deposits of 58,312,313,574, Japanese Yen principal redemptions of 55,853,339,367 and Japanese Yen withdrawals (to pay expenses) of 42,760,151 resulting in an ending Japanese Yen principal balance of 12,724,655,542. This equates to 129,374,771 USD (which includes USD redemptions payable). For the year ended October 31, 2012, there were Japanese Yen principal deposits of 49,684,003,600, Japanese Yen principal redemptions of 90,510,599,952 and Japanese Yen withdrawals (to pay expenses) of 118,087,857, resulting in an ending Japanese Yen principal balance of 10,308,441,486. This equates to 128,968,366 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2013 (Unaudited)		Year ended October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,050,000	$128,920,251	5,200,000	$657,092,957
Shares issued	5,950,000	626,383,700	5,050,000	628,647,246
Shares redeemed	(5,700,000)	(599,969,701)	(9,200,000)	(1,145,222,513)
Adjustment to period Shares due to currency movement and other	—	(26,007,239)	—	(11,597,439)

Ending balance	1,300,000	$129,327,011	1,050,000	$128,920,251

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

As of October 31, 2012, the number of Japanese Yen owned by the Trust was 10,308,441,486, resulting in a redeemable capital share value of $128,920,251. During the nine months ended July 31, 2013, an additional 5,950,000 Shares were created in exchange for 58,312,313,574 Japanese Yen and 5,700,000 Shares were redeemed in exchange for 55,853,339,367 Japanese Yen. In addition, 42,760,151 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2013, the number of Japanese Yen owned by the Trust was 12,724,655,542, resulting in a redeemable capital Share value of $129,327,011.

An increase in the Trust’s redeemable capital Share value from $128,920,251 at October 31, 2012 to $129,327,011 at July 31, 2013, was primarily the result of an increase in the number of Shares outstanding from 1,050,000 at October 31, 2012 to 1,300,000 at July 31, 2013. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 0.012511 at October 31, 2012 to 0.010167 at July 31, 2013.

No interest income was earned during the three months ended July 31, 2012 and 2013 or the nine months ended July 31, 2012 and 2013 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the Closing Spot rate as set forth in the previous chart, the Sponsor’s fee decreased from $186,453 for the three months ended July 31, 2012 to $148,202 for the three months ended July 31, 2013. The decrease in Sponsor fee was partially offset by an increase in the weighted average Japanese Yen in the Trust. The Sponsor’s fee decreased from $1,169,544 for the nine months ended July 31, 2012 to $470,875 for the nine months ended July 31, 2013 due primarily to a decrease in the weighted-average Japanese Yen in the Trust. The only expense of the Trust during the three and nine months ended July 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2013 was $148,202, due to the Sponsor’s fee of $148,202 exceeding the Trust’s interest income of $0. The Trust’s net loss for the nine months ended July 31, 2013 was $470,875, due to the Sponsor’s fee of $470,875 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2012 and 2013 or the nine months ended July 31, 2012 and 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2013, 29 Baskets (1,450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2013 – 05/31/2013	350,000	$96.90
06/01/2013 – 06/30/2013	550,000	$99.29
07/01/2013 – 07/31/2013	550,000	$98.10

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012 , incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

4.1	Depositary Trust Agreement dated as of February 1, 2007 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Japanese Yen Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186440) filed by the Trust on February 4, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of January 7, 2007 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of February 7, 2007 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST
	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: September 6, 2013		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)