Form 10-K
period 2013-10-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2014-01-14
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33298

CurrencyShares® Japanese Yen Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

(Exact name of registrant as specified in its charter)

New York	No. 37-6416176
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Japanese Yen Shares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 1,150,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2013 as reported by NYSE Arca on that date: $115,529,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $615,270 for the fiscal year ended October 31, 2013.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Japanese Yen in the Trust at the end of the preceding day accrued but unpaid interest, Japanese Yen receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Japanese Yen payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars

(“USD”) based on the “Noon Buying Rate,” which is the Japanese Yen/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Japanese Yen/USD “exchange rate” as determined by The WM Company, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Japanese Yen deposit balances.

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

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw Japanese Yen from the Trust to pay these excess expenses, which will reduce the amount of Japanese Yen represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Japanese Yen held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw Japanese Yen from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of Japanese Yen represented by each Share will gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Japanese Yen into the Trust, as the amount of Japanese Yen required to create Shares will proportionately reflect the amount of Japanese Yen represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of Japanese Yen increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

The interest rate paid by the Depository, if any, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation or the protection provided for bank deposits under English law.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2013 and October 31, 2012:

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$123.65	$107.18
April 30, 2013	$107.35	$98.09
July 31, 2013	$103.75	$94.82
October 31, 2013	$101.70	$97.53

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$129.13	$125.77
April 30, 2012	$129.12	$117.46
July 31, 2012	$125.74	$122.23
October 31, 2012	$126.63	$122.22

The number of record holders of Shares of the registrant as of November 30, 2013 was approximately 93.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	250,000	$100.14
September	200,000	$98.78
October	450,000	$99.81

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2013 and October 31, 2012.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2013, October 31, 2012, October 31, 2011, October 31, 2010 and October 31, 2009.

Income	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009

Interest income	$—	$—	$—	$—	$20,400

Total Income	—	—	—	—	20,400

Expenses

Sponsor’s fee	(615,270)	(1,344,961)	(935,531)	(1,137,346)	(2,186,949)

Total Expenses	(615,270)	(1,344,961)	(935,531)	(1,137,346)	(2,186,949)

Net Loss	$(615,270)	$(1,344,961)	$(935,531)	$(1,137,346)	$(2,166,549)

Basic and Diluted Earnings per Share	$(0.41)	$(0.50)	$(0.49)	$(0.45)	$(0.42)
Weighted-average Shares Outstanding	1,483,425	2,681,011	1,904,110	2,545,205	5,205,205

Cash Dividends per Share	$—	$—	$—	$—	$—

Other Comprehensive Income/(Loss):

Currency translation adjustment	14,201	(12,932)	(6,389)	(13,894)	(27,049)

Total Comprehensive Loss	$(601,069)	$(1,357,893)	$(941,920)	$(1,151,240)	$(2,193,598)

As of October 31, 2013, total assets were $144,517,524, and for the fiscal year ended October 31, 2013, net cash flows were $15,549,158.

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

NAV per Share; Valuation of the Japanese Yen

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 10,000 Japanese Yen.

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE Arca:

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

Results of Operations

As of October 31, 2011, the number of Japanese Yen owned by the Trust was 51,253,125,695, resulting in a redeemable capital share value of $657,092,957. During the year ended October 31, 2012, an additional 5,050,000 shares were created in exchange for 49,684,003,600 Japanese Yen and 9,200,000 shares were redeemed in exchange for 90,510,599,952 Japanese Yen. In addition, 118,087,857 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2012, the number of Japanese Yen owned by the Trust was 10,308,441,486, resulting in a redeemable capital share value of $128,920,251. During the year ended October 31, 2013, an additional 7,000,000 shares were created in exchange for 68,580,969,566 Japanese Yen and 6,600,000 shares were redeemed in exchange for 64,654,426,112 Japanese Yen. In addition, 56,370,633 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2013, the number of Japanese Yen owned by the Trust was 14,178,614,307, resulting in a redeemable capital share value of $144,463,850.

An increase in the Trust’s redeemable capital share value from $128,920,251 at October 31, 2012 to $144,463,850 at October 31, 2013, was primarily the result of an increase in the number of shares outstanding from 1,050,000 at October 31, 2012 to 1,450,000 at October 31, 2013. The increase in the Trust’s redeemable capital share value was partially offset by a decrease in the in the Closing Spot Rate from 0.012511 at October 31, 2012 to 0.010193 at October 31, 2013. A decrease in the Trust’s redeemable capital share value from $657,092,957 at October 31, 2011 to $128,920,251 at October 31, 2012, was primarily the result of a decrease in the number of Shares outstanding from 5,200,000 at October 31, 2011 to 1,050,000 at October 31, 2012 and a decrease in the Closing Spot Rate from 0.012825 at October 31, 2011 to 0.012511 at October 31, 2012.

No interest income was earned during the years ended October 31, 2013, October 31, 2012 and October 31, 2011, due to an annual nominal interest rate of 0.00% through those periods as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $1,344,961 for the year ended October 31, 2012 to $615,270 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee. Due primarily to an increase in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee increased from $935,531 for the year ended October 31, 2011 to $1,344,961 for the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2013 was $615,270, due to the Sponsor’s fee of $615,270 exceeding the interest income of $0. The Trust’s net loss for the year ended October 31, 2012 was $1,344,961 as a result of the Sponsor’s fee of $1,344,961 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2011 was $935,531 due to the Sponsor’s fee of $935,531 exceeding interest income of $0.

Cash dividends were not paid by the Trust in the years ended October 31, 2013, October 31, 2012 and October 31, 2011, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2013.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 50, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 47, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 43, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2013 and October 31, 2012:

	2013	2012

Audit Fees	$23,361	$23,867
Audit-related fees	2,000	2,000
Tax fees	0	0
All other Fees	0	0

	$25,361	$25,867

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

4.1	Depositary Trust Agreement dated as of February 1, 2007 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Japanese Yen Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.6	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of January 7, 2007 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of February 7, 2007 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Japanese Yen Trust

Financial Statements as of October 31, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Japanese Yen Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Japanese Yen Trust (the “Trust”) as of October 31, 2013 and 2012, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Japanese Yen Trust at October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Japanese Yen Trust’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® Japanese Yen Trust:

We have audited CurrencyShares® Japanese Yen Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Japanese Yen Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2013 and 2012, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013 of CurrencyShares® Japanese Yen Trust and our report dated January 14, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	October 31, 2013	October 31, 2012
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$144,517,524	$128,968,366
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$144,517,524	$128,968,366

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	53,674	48,115

Total Current Liabilities	53,674	48,115

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 48,870,000 and 43,870,000 authorized, respectively – 1,450,000 and 1,050,000 issued and outstanding, respectively	144,463,850	128,920,251
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$144,517,524	$128,968,366

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Income
Interest Income	$—	$—	$—

Total Income	—	—	—

Expenses
Sponsor’s fee	(615,270)	(1,344,961)	(935,531)

Total Expenses	(615,270)	(1,344,961)	(935,531)

Net Loss	$(615,270)	$(1,344,961)	$(935,531)

Basic and Diluted Earnings per Share	$(0.41)	$(0.50)	$(0.49)
Weighted-average Shares Outstanding	1,483,425	2,681,011	1,904,110
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	14,201	(12,932)	(6,389)

Total Comprehensive Loss	$(601,069)	$(1,357,893)	$(941,920)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(615,270)	(1,344,961)	(935,531)
Adjustment of redeemable capital shares to redemption value	615,270	1,344,961	935,531

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	14,201	(12,932)	(6,389)
Adjustment of redeemable capital shares to redemption value	(14,201)	12,932	6,389

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

	Year ended	Year ended	Year ended
	October 31, 2013	October 31, 2012	October 31, 2011

Cash flows from operating activities
Cash paid for expenses	$(597,276)	$(1,494,155)	$(815,031)

Net cash used in operating activities	(597,276)	(1,494,155)	(815,031)

Cash flows from financing activities
Cash received to purchase redeemable shares	726,650,352	653,581,668	1,095,850,719
Cash paid to redeem redeemable shares	(685,046,621)	(1,207,561,981)	(655,675,480)

Net cash provided by/(used in) financing activities	41,603,731	(553,980,313)	440,175,239

Adjustment to period cash flows due to currency movement	(25,457,297)	(10,771,866)	22,415,883

Increase/(Decrease) in cash	15,549,158	(566,246,334)	461,776,091
Cash at beginning of year	128,968,366	695,214,700	233,438,609

Cash at end of year	$144,517,524	$128,968,366	$695,214,700

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(615,270)	$(1,344,961)	$(935,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	12,435	11,763	2,025
Accrued sponsor fee	53,674	48,115	209,072
Prior period accrued sponsor fee	(48,115)	(209,072)	(90,597)

Net cash used in operating activities	$(597,276)	$(1,494,155)	$(815,031)

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 0.00%. For the year ended October 31, 2013, there were Japanese Yen principal deposits of 68,580,969,566, Japanese Yen principal redemptions of 64,654,426,112 and Japanese Yen withdrawals (to pay expenses) of 56,370,633 resulting in an ending Japanese Yen principal balance of 14,178,614,307. This equates to 144,517,524 USD. For the year ended October 31, 2012, there were Japanese Yen principal deposits of 49,684,003,600, Japanese Yen principal redemptions of 90,510,599,952 and Japanese Yen withdrawals (to pay expenses) of 118,087,857, resulting in an ending Japanese Yen principal balance of 10,308,441,486. This equates to 128,968,366 USD. For the year ended October 31, 2011, there were Japanese Yen principal deposits of 88,793,945,166, Japanese Yen principal redemptions of 56,278,620,069 and Japanese Yen withdrawals (to pay expenses) of 65,679,396 resulting in an ending Japanese Yen principal balance of 51,253,125,695. This equates to 657,302,029 USD (which includes USD subscription receivable and USD redemption payable).

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2013		Year ended October 31, 2012		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,050,000	$128,920,251	5,200,000	$657,092,957	1,900,000	$233,348,012
Shares issued	7,000,000	726,650,352	5,050,000	628,647,246	9,000,000	1,101,865,545
Shares redeemed	(6,600,000)	(685,046,621)	(9,200,000)	(1,145,222,513)	(5,700,000)	(698,375,010)

Adjustment to period Shares due to currency movement and other	—	(26,060,132)	—	(11,597,439)	—	20,254,410

Ending balance	1,450,000	$144,463,850	1,050,000	$128,920,251	5,200,000	$657,092,957

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(144,395)	(148,202)	(147,006)	(175,667)

Total Expenses	(144,395)	(148,202)	(147,006)	(175,667)
Net Loss	$(144,395)	$(148,202)	$(147,006)	$(175,667)

Basic and Diluted Earnings per Share	$(0.10)	$(0.10)	$(0.10)	$(0.12)
Weighted-average Shares Outstanding	1,446,196	1,509,783	1,474,719	1,502,717
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(126)	(1,615)	3,243	12,699

Total Comprehensive Loss	$(144,521)	$(149,817)	$(143,763)	$(162,968)

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(175,417)	(186,453)	(276,609)	(706,482)

Total Expenses	(175,417)	(186,453)	(276,609)	(706,482)
Net Loss	$(175,417)	$(186,453)	$(276,609)	$(706,482)

Basic and Diluted Earnings per Share	$(0.13)	$(0.12)	$(0.12)	$(0.13)
Weighted-average Shares Outstanding	1,392,391	1,492,391	2,288,333	5,542,391
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	2,893	(2,941)	(3,320)	(9,564)

Total Comprehensive Loss	$(172,524)	$(189,394)	$(279,929)	$(716,046)

6.	Sponsor’s Fee

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

10.	Adoption of New Accounting Standard

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2014.

CURRENCYSHARES® JAPANESE YEN TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

	By:	/s/ NIKOLOAS BONOS
Nikoloas Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLOAS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2014
Nikoloas Bonos

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2014
Joseph Arruda

/s/ MICHAEL BYRUM	Director	January 14, 2014
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.