Form 10-Q
period 2014-01-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2014-03-12
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

CURRENCYSHARES® JAPANESE YEN TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	January 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$196,350,514	$144,517,524
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$196,350,514	$144,517,524

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$66,852	$53,674

Total Current Liabilities	66,852	53,674

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 48,870,000 authorized – 2,050,000 and 1,450,000 issued and outstanding, respectively	196,283,662	144,463,850
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$196,350,514	$144,517,524

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Income
Interest Income	$—	$—

Total Income	—	—

Expenses
Sponsor’s fee	(163,890)	(175,667)

Total Expenses	(163,890)	(175,667)

Net Loss	$(163,890)	$(175,667)

Basic and Diluted Earnings per Share	$(0.10)	$(0.12)
Weighted-average Shares Outstanding	1,714,674	1,502,717
Cash Dividends per Share	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(875)	12,699

Total Comprehensive Loss	$(164,765)	$(162,968)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(163,890)	(615,270)
Adjustment of redeemable capital shares to redemption value	163,890	615,270

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(875)	14,201
Adjustment of redeemable capital shares to redemption value	875	(14,201)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Cash flows from operating activities
Cash paid for expenses	$(148,754)	$(167,719)

Net cash used in operating activities	(148,754)	(167,719)

Cash flows from financing activities
Cash received to purchase redeemable shares	109,572,520	225,939,158
Cash paid to redeem redeemable shares	(52,404,093)	(208,516,102)

Net cash provided by financing activities	57,168,427	17,423,056

Adjustment to period cash flows due to currency movement	(5,186,683)	(17,258,858)

Increase/(Decrease) in cash	51,832,990	(3,521)
Cash at beginning of period	144,517,524	128,968,366

Cash at end of period	$196,350,514	$128,964,845

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(163,890)	$(175,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	1,958	6,549
Accrued sponsor fee	66,852	49,514
Prior period accrued sponsor fee	(53,674)	(48,115)

Net cash used in operating activities	$(148,754)	$(167,719)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2014.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Japanese Yen deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Japanese Yen exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.00%. For the three months ended January 31, 2014, there were Japanese Yen principal deposits of 11,234,404,641, Japanese Yen principal redemptions of 5,372,960,174 and Japanese Yen withdrawals (to pay expenses) of 15,251,633 resulting in an ending Japanese Yen principal balance of 20,024,807,141. This equates to 196,350,514 USD. For the year ended October 31, 2013, there were Japanese Yen principal deposits of 68,580,969,566, Japanese Yen principal redemptions of 64,654,426,112 and Japanese Yen withdrawals (to pay expenses) of 56,370,633 resulting in an ending Japanese Yen principal balance of 14,178,614,307. This equates to 144,517,524 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,450,000	$144,463,850	1,050,000	$128,920,251
Shares issued	1,150,000	109,572,520	7,000,000	726,650,352
Shares redeemed	(550,000)	(52,404,093)	(6,600,000)	(685,046,621)
Adjustment to period Shares due to currency movement and other	—	(5,348,615)	—	(26,600,132)

Ending balance	2,050,000	$196,283,662	1,450,000	$144,463,850

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Japanese Yen in the Trust at the end of the preceding day accrued but unpaid interest, if any, Japanese Yen receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Japanese Yen payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the Japanese Yen/USD exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Movements in the Price of Japanese Yen

The investment objective of the Trust is for the Shares to reflect the price of the Japanese Yen plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Japanese Yen. Each outstanding Share represents a proportional interest in the Japanese Yen held by the Trust. The following chart provides recent trends on the price of Japanese Yen. The chart illustrates movements in the price of Japanese Yen in USD and is based on the Closing Spot Rate.

NAV per Share; Valuation of the Japanese Yen

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 10,000 Japanese Yen.

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since January 31, 2009:

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

Results of Operations

As of October 31, 2013, the number of Japanese Yen owned by the Trust was 14,178,614,307, resulting in a redeemable capital share value of $144,463,850. During the three months ended January 31, 2014, an additional 1,150,000 Shares were created in exchange for 11,234,404,641 Japanese Yen and 550,000 Shares were redeemed in exchange for 5,372,960,174 Japanese Yen. In addition, 15,251,633 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2014, the number of Japanese Yen owned by the Trust was 20,024,807,141, resulting in a redeemable capital Share value of $196,283,662.

An increase in the Trust’s redeemable capital Share value from $144,463,850 at October 31, 2013 to $196,283,662 at January 31, 2014, was primarily the result of an increase in the number of Shares outstanding from 1,450,000 at October 31, 2013 to 2,050,000 at January 31, 2014. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 0.010193 at October 31, 2013 to 0.009805 at January 31, 2014.

No interest income was earned during the three months ended January 31, 2013 and the three months ended January 31, 2014 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the closing spot rate, as set forth in the Closing Spot Rate chart, but partially offset by an increase in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $175,667 for the three months ended January 31, 2013 to $163,890 for the three months ended January 31, 2014. The only expense of the Trust during the three months ended January 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2014 was $163,890, due to the Sponsor’s fee of $163,890 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended January 31, 2013 and the three months ended January 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2014, 11Baskets (550,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2013 – 11/30/2013	250,000	$96.58
12/01/2013 – 12/31/2013	50,000	$95.13
01/01/2014 – 01/31/2014	250,000	$94.20

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

4.1	Depositary Trust Agreement dated as of February 1, 2007 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Japanese Yen Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of January 7, 2007 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of February 7, 2007 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: March 12, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)