Form 10-Q
period 2014-04-30
CURRENCYSHARES JAPANESE YEN TRUST
filed 2014-06-09
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® JAPANESE YEN TRUST

INDEX

Caption		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2014 and October 31, 2013		2

Statements of Comprehensive Income for the three months ended April 30, 2014, the three months ended April 30, 2013, the six months ended April 30, 2014 and the six months ended April, 30, 2013		3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2014 and the year ended October 31, 2013		4

Statements of Cash Flows for the six months ended April 30, 2014 and the six months ended April 30, 2013		5

Notes to Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES		17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	April 30, 2014 (Unaudited)	October 31, 2013

Assets
Current Assets:
Japanese Yen deposits, interest bearing	$105,087,674	$144,517,524
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$105,087,674	$144,517,524

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$37,370	$53,674

Total Current Liabilities	37,370	53,674

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 53,870,000 and 48,870,000 authorized, respectively – 1,100,000 and 1,450,000 issued and outstanding, respectively	105,050,304	144,463,850
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$105,087,674	$144,517,524

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2014	Three months ended April 30, 2013	Six months ended April 30, 2014	Six months ended April 30, 2013

Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(165,658)	(147,006)	(329,548)	(322,673)

Total Expenses	(165,658)	(147,006)	(329,548)	(322,673)

Net Loss	$(165,658)	$(147,006)	$(329,548)	$(322,673)

Basic and Diluted Earnings per Share	$(0.09)	$(0.10)	$(0.19)	$(0.22)
Weighted-average Shares Outstanding	1,750,562	1,474,719	1,732,320	1,488,950
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(265)	3,243	(1,140)	15,942

Total Comprehensive Loss	$(165,923)	$(143,763)	$(330,688)	$(306,731)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2014 (Unaudited)	Year ended October 31, 2013

Retained Earnings, Beginning of Period	$—	$—
Net Loss	(329,548)	(615,270)
Adjustment of redeemable capital shares to redemption value	329,548	615,270

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(1,140)	14,201
Adjustment of redeemable capital shares to redemption value	1,140	(14,201)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2014	Six months ended April 30, 2013

Cash flows from operating activities
Cash paid for expenses	$(343,684)	$(320,729)

Net cash used in operating activities	(343,684)	(320,729)

Cash flows from financing activities
Cash received to purchase redeemable shares	162,107,203	474,523,303
Cash paid to redeem redeemable shares	(195,387,786)	(463,531,262)

Net cash (used in)/provided by financing activities	(33,280,583)	10,992,041

Adjustment to period cash flows due to currency movement	(5,805,583)	(23,968,615)

Decrease in cash	(39,429,850)	(13,297,303)
Cash at beginning of period	144,517,524	128,968,366

Cash at end of period	$105,087,674	$115,671,063

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(329,548)	$(322,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	2,168	10,053
Accrued sponsor fee	37,370	40,006
Prior period accrued sponsor fee	(53,674)	(48,115)

Net cash used in operating activities	$(343,684)	$(320,729)

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 0.00%. For the six months ended April 30, 2014, there were Japanese Yen principal deposits of 16,603,554,726, Japanese Yen principal redemptions of 20,012,261,862 and Japanese Yen withdrawals (to pay expenses) of 35,201,275 resulting in an ending Japanese Yen principal balance of 10,734,705,896. This equates to 105,087,674 USD. For the year ended October 31, 2013, there were Japanese Yen principal deposits of 68,580,969,566, Japanese Yen principal redemptions of 64,654,426,112 and Japanese Yen withdrawals (to pay expenses) of 56,370,633 resulting in an ending Japanese Yen principal balance of 14,178,614,307. This equates to 144,517,524 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,450,000	$144,463,850	1,050,000	$128,920,251
Shares issued	1,700,000	162,107,203	7,000,000	726,650,352
Shares redeemed	(2,050,000)	(195,387,786)	(6,600,000)	(685,046,621)
Adjustment to period Shares due to currency movement and other	—	(6,132,963)	—	(26,060,132)

Ending balance	1,100,000	$105,050,304	1,450,000	$144,463,850

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since April 30, 2009:

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

Results of Operations

As of October 31, 2013, the number of Japanese Yen owned by the Trust was 14,178,614,307, resulting in a redeemable capital share value of $144,463,850. During the six months ended April 30, 2014, an additional 1,700,000 Shares were created in exchange for 16,603,554,726 Japanese Yen and 2,050,000 Shares were redeemed in exchange for 20,012,261,862 Japanese Yen. In addition, 35,201,275 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2014, the number of Japanese Yen owned by the Trust was 10,734,705,896, resulting in a redeemable capital Share value of $105,050,304.

A decrease in the Trust’s redeemable capital Share value from $144,463,850 at October 31, 2013 to $105,050,304 at April 30, 2014, was primarily the result of a decrease in the number of Shares outstanding from 1,450,000 at October 31, 2013 to 1,100,000 at April 30, 2014 coupled with a decrease in the Closing Spot Rate from 0.010193 at October 31, 2013 to 0.009789 at April 30, 2014.

No interest income was earned during the three months ended April 30, 2013, the three months ended April 30, 2014, the six months ended April 30, 2013 and the six months ended April 30, 2014 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to an increase in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee increased from $147,006 for the three months ended April 30, 2013 to $165,658 for the three months ended April 30, 2014, and increased from $322,673 for the six months ended April 30, 2013 to $329,548 for the six months ended April 30, 2014. The only expense of the Trust during the three months and six months ended April 30, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2014 was $165,658, due to the Sponsor’s fee of $165,658 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2014 was $329,548, due to the Sponsor’s fee of $329,548 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2013, the three months ended April 30, 2014, the six months ended April 30, 2013 and the six months ended April 30, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2014, 30Baskets (1,500,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2014 – 02/28/2014	400,000	$95.38
03/01/2014 – 03/31/2014	650,000	$95.02
04/01/2014 – 04/30/2014	450,000	$94.20

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST
	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: June 9, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)