Form 10-Q
period 2014-07-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2014-09-08
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

CURRENCYSHARES® JAPANESE YEN TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	July 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$80,582,290	$144,517,524
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$80,582,290	$144,517,524

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions Payable	$9,476,958	$—
Accrued Sponsor’s fee	28,929	53,674

Total Current Liabilities	9,505,887	53,674
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 53,870,000 and 48,870,000 authorized, respectively – 750,000 and 1,450,000 issued and outstanding, respectively	71,076,403	144,463,850
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$80,582,290	$144,517,524

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—
Expenses
Sponsor’s fee	(99,142)	(148,202)	(428,690)	(470,875)

Total Expenses	(99,142)	(148,202)	(428,690)	(470,875)
Net Loss	$(99,142)	$(148,202)	$(428,690)	$(470,875)

Basic and Diluted Earnings per Share	$(0.10)	$(0.10)	$(0.29)	$(0.31)
Weighted-average Shares Outstanding	1,023,370	1,509,783	1,493,407	1,495,971
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	944	(1,615)	(196)	14,327

Total Comprehensive Loss	$(98,198)	$(149,817)	$(428,886)	$(456,548)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2014 (Unaudited)	Years Ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(428,690)	(615,270)
Adjustment of redeemable capital shares to redemption value	428,690	615,270

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(196)	14,201
Adjustment of redeemable capital shares to redemption value	196	(14,201)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2014	Nine months ended July 31, 2013
Cash flows from operating activities
Cash paid for expenses	$(451,345)	$(459,324)

Net cash used in operating activities	(451,345)	(459,324)
Cash flows from financing activities
Cash received to purchase redeemable shares	176,722,088	626,383,700
Cash paid to redeem redeemable shares	(233,903,833)	(594,714,404)

Net cash (used in)/provided by financing activities	(57,181,745)	31,669,296
Adjustment to period cash flows due to currency movement	(6,302,144)	(25,829,397)

(Decrease)/Increase in cash	(63,935,234)	5,380,575
Cash at beginning of period	144,517,524	128,968,366

Cash at end of period	$80,582,290	$134,348,941

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(428,690)	$(470,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	2,090	11,906
Accrued sponsor fee	28,929	47,760
Prior period accrued sponsor fee	(53,674)	(48,115)

Net cash used in operating activities	$(451,345)	$(459,324)

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

3. Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2014, there were Japanese Yen principal deposits of 18,066,617,189, Japanese Yen principal redemptions of 24,886,972,829 and Japanese Yen withdrawals (to pay expenses) of 46,141,804 resulting in an ending Japanese Yen principal balance of 7,312,116,863. This equates to 71,105,332 USD (which includes USD redemptions payable). For the year ended October 31, 2013, there were Japanese Yen principal deposits of 68,580,969,566, Japanese Yen principal redemptions of 64,654,426,112 and Japanese Yen withdrawals (to pay expenses) of 56,370,633 resulting in an ending Japanese Yen principal balance of 14,178,614,307. This equates to 144,517,524 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,450,000	$144,463,850	1,050,000	$128,920,251
Shares issued	1,850,000	176,722,088	7,000,000	726,650,352
Shares redeemed	(2,550,000)	(243,436,708)	(6,600,000)	(685,046,621)
Adjustment to period Shares due to currency movement and other	—	(6,672,827)	—	(26,060,132)

Ending balance	750,000	$71,076,403	1,450,000	$144,463,850

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since July 31, 2009:

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

Results of Operations

As of October 31, 2013, the number of Japanese Yen owned by the Trust was 14,178,614,307, resulting in a redeemable capital share value of $144,463,850. During the nine months ended July 31, 2014, an additional 1,850,000 Shares were created in exchange for 18,066,617,189 Japanese Yen and 2,550,000 Shares were redeemed in exchange for 24,886,972,829 Japanese Yen. In addition, 46,141,804 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2014, the number of Japanese Yen owned by the Trust was 7,312,116,863, resulting in a redeemable capital Share value of $71,076,403.

A decrease in the Trust’s redeemable capital Share value from $144,463,850 at October 31, 2013 to $71,076,403 at July 31, 2014, was primarily the result of a decrease in the number of Shares outstanding from 1,450,000 at October 31, 2013 to 750,000 at July 31, 2014 coupled with a decrease in the Closing Spot Rate from 0.010193 at October 31, 2013 to 0.009724 at July 31, 2014.

No interest income was earned during the three months ended July 31, 2013, the three months ended July 31, 2014, the nine months ended July 31, 2013 and the nine months ended July 31, 2014 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $148,202 for the three months ended July 31, 2013 to $99,142 for the three months ended July 31, 2014, and decreased from $470,875 for the nine months ended July 31, 2013 to $428,690 for the nine months ended July 31, 2014. The only expense of the Trust during the three months and nine months ended July 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2014 was $99,142, due to the Sponsor’s fee of $99,142 exceeding the Trust’s interest income of $0. The Trust’s net loss for the nine months ended July 31, 2014 was $428,690, due to the Sponsor’s fee of $428,690 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2013, the three months ended July 31, 2014, the nine months ended July 31, 2013 and the nine months ended July 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2014, 10Baskets (500,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2014 – 05/31/2014	50,000	$95.55
06/01/2014 – 06/30/2014	250,000	$95.30
07/01/2014 – 07/31/2014	200,000	$95.33

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

CURRENCYSHARES® JAPANESE YEN TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: September 8, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)