Form 10-K
period 2014-10-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2015-01-14
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 1,100,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2014 as reported by NYSE Arca on that date: $104,984,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $503,842 for the fiscal year ended October 31, 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2014 and October 31, 2013:

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$99.73	$92.76
April 30, 2014	$96.70	$93.90
July 31, 2014	$96.32	$94.71
October 31, 2014	$95.53	$86.65

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$123.65	$107.18
April 30, 2013	$107.35	$98.09
July 31, 2013	$103.75	$94.82
October 31, 2013	$101.70	$97.53

The number of record holders of Shares of the registrant as of November 30, 2014 was approximately 90.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	50,000	$93.65
September	50,000	$92.84
October	50,000	$90.01

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2014 and October 31, 2013.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2014, October 31, 2013, October 31, 2012, October 31, 2011 and October 31, 2010.

	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010
Income

Interest income	$—	$—	$—	$—	$—

Total Income	—	—	—	—	—

Expenses

Sponsor’s fee	(503,842)	(615,270)	(1,344,961)	(935,531)	(1,137,346)

Total Expenses	(503,842)	(615,270)	(1,344,961)	(935,531)	(1,137,346)

Net Loss	$(503,842)	$(615,270)	$(1,344,961)	$(935,531)	$(1,137,346)

Basic and Diluted Earnings per Share	$(0.38)	$(0.41)	$(0.50)	$(0.49)	$(0.45)
Weighted-average Shares Outstanding	1,322,603	1,483,425	2,681,011	1,904,110	2,545,205

Cash Dividends per Share	$—	$—	$—	$—	$—

Other Comprehensive Income/(Loss):

Currency translation adjustment	3,828	14,201	(12,932)	(6,389)	(13,894)

Total Comprehensive Loss	$(500,014)	$(601,069)	$(1,357,893)	$(941,920)	$(1,151,240)

As of October 31, 2014, total assets were $104,241,328, and for the fiscal year ended October 31, 2014, net cash flows were $61,987,557.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since October 31, 2009:

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

Results of Operations

As of October 31, 2012, the number of Japanese Yen owned by the Trust was 10,308,441,486, resulting in a redeemable capital share value of $128,920,251. During the year ended October 31, 2013, an additional 7,000,000 shares were created in exchange for 68,580,969,566 Japanese Yen and 6,600,000 shares were redeemed in exchange for 64,654,426,112 Japanese Yen. In addition, 56,370,633 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2013, the number of Japanese Yen owned by the Trust was 14,178,614,307, resulting in a redeemable capital share value of $144,463,850. During the year ended October 31, 2014, an additional 2,450,000 shares were created in exchange for 23,909,334,879 Japanese Yen and 2,700,000 shares were redeemed in exchange for 26,348,016,499 Japanese Yen. In addition, 53,958,569 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2014, the number of Japanese Yen owned by the Trust was 11,685,974,118, resulting in a redeemable capital share value of $104,213,390.

A decrease in the Trust’s redeemable capital share value from $144,463,850 at October 31, 2013 to $104,213,390 at October 31, 2014, was primarily the result of a decrease in the number of Shares outstanding from 1,450,000 at October 31, 2013 to 1,200,000 at October 31, 2014 and a decrease in the Closing Spot Rate from 0.010193 at October 31, 2013 to 0.008920 at October 31, 2014. An increase in the Trust’s redeemable capital share value from $128,920,251 at October 31, 2012 to $144,463,850 at October 31, 2013, was primarily the result of an increase in the number of shares outstanding from 1,050,000 at October 31, 2012 to 1,450,000 at October 31, 2013. The increase in the Trust’s redeemable capital share value was partially offset by a decrease in the in the Closing Spot Rate from 0.012511 at October 31, 2012 to 0.010193 at October 31, 2013.

No interest income was earned during the years ended October 31, 2014, October 31, 2013 and October 31, 2012, due to an annual nominal interest rate of 0.00% through those periods as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $615,270 for the year ended October 31, 2013 to $503,842 for the year ended October 31, 2014. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $1,344,961 for the year ended October 31, 2012 to $615,270 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2014 was $503,842 due to the Sponsor’s fee of $503,842 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2013 was $615,270, due to the Sponsor’s fee of $615,270 exceeding the interest income of $0. The Trust’s net loss for the year ended October 31, 2012 was $1,344,961 as a result of the Sponsor’s fee of $1,344,961 exceeding interest income of $0.

Cash dividends were not paid by the Trust in the years ended October 31, 2014, October 31, 2013 and October 31, 2012, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2014.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 51, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 48, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also services as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 44, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2014 and October 31, 2013:

	2014	2013

Audit Fees	$25,229	$23,361
Audit-related fees	2,000	2,000
Tax fees	0	0
All other Fees	0	0

	$27,229	$25,361

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

CurrencyShares® Japanese Yen Trust

Financial Statements as of October 31, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Japanese Yen Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Japanese Yen Trust (the “Trust”) as of October 31, 2014 and 2013, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Japanese Yen Trust at October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Japanese Yen Trust’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® Japanese Yen Trust:

We have audited CurrencyShares® Japanese Yen Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Japanese Yen Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2014 and 2013, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014 of CurrencyShares® Japanese Yen Trust and our report dated January 14, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	October 31, 2014	October 31, 2013

Assets
Current Assets:
Japanese Yen deposits, interest bearing	$82,529,967	$144,517,524
Japanese Yen deposits, non-interest bearing	—	—
Subscriptions receivable	21,711,361	—

Total Current Assets	$104,241,328	$144,517,524

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$27,938	$53,674

Total Current Liabilities	27,938	53,674

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 53,870,000 and 48,870,000 authorized, respectively – 1,200,000 and 1,450,000 issued and outstanding, respectively	104,213,390	144,463,850
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$104,241,328	$144,517,524

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Income
Interest Income	$—	$—	$—

Total Income	—	—	—

Expenses
Sponsor’s fee	(503,842)	(615,270)	(1,344,961)

Total Expenses	(503,842)	(615,270)	(1,344,961)

Net Loss	$(503,842)	$(615,270)	$(1,344,961)

Basic and Diluted Earnings per Share	$(0.38)	$(0.41)	$(0.50)
Weighted-average Shares Outstanding	1,322,603	1,483,425	2,681,011
Cash Dividends per Share	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	3,828	14,201	(12,932)

Total Comprehensive Loss	$(500,014)	$(601,069)	$(1,357,893)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(503,842)	(615,270)	(1,344,961)
Adjustment of redeemable capital shares to redemption value	503,842	615,270	1,344,961

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	3,828	14,201	(12,932)
Adjustment of redeemable capital shares to redemption value	(3,828)	(14,201)	12,932

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Cash flows from operating activities
Cash paid for expenses	$(522,818)	$(597,276)	$(1,494,155)

Net cash used in operating activities	(522,818)	(597,276)	(1,494,155)

Cash flows from financing activities
Cash received to purchase redeemable shares	208,080,277	726,650,352	653,581,668
Cash paid to redeem redeemable shares	(255,292,426)	(685,046,621)	(1,207,561,981)

Net cash (used in)/provided by financing activities	(47,212,149)	41,603,731	(553,980,313)

Adjustment to period cash flows due to currency movement	(14,252,590)	(25,457,297)	(10,771,866)

(Decrease)/(Increase) in cash	(61,987,557)	15,549,158	(566,246,334)
Cash at beginning of year	144,517,524	128,968,366	695,214,700

Cash at end of year	$82,529,967	$144,517,524	$128,968,366

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(503,842)	$(615,270)	$(1,344,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	6,760	12,435	11,763
Accrued sponsor fee	27,938	53,674	48,115
Prior period accrued sponsor fee	(53,674)	(48,115)	(209,072)

Net cash used in operating activities	$(522,818)	$(597,276)	$(1,494,155)

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.00%. For the year ended October 31, 2014, there were Japanese Yen principal deposits of 23,909,334,879, Japanese Yen principal redemptions of 26,348,016,499 and Japanese Yen withdrawals (to pay expenses) of 53,958,569 resulting in an ending Japanese Yen principal balance of 11,685,974,118. This equates to 104,241,328 USD (which includes USD subscription receivable). For the year ended October 31, 2013, there were Japanese Yen principal deposits of 68,580,969,566, Japanese Yen principal redemptions of 64,654,426,112 and Japanese Yen withdrawals (to pay expenses) of 56,370,633 resulting in an ending Japanese Yen principal balance of 14,178,614,307. This equates to 144,517,524 USD. For the year ended October 31, 2012, there were Japanese Yen principal deposits of 49,684,003,600, Japanese Yen principal redemptions of 90,510,599,952 and Japanese Yen withdrawals (to pay expenses) of 118,087,857, resulting in an ending Japanese Yen principal balance of 10,308,441,486. This equates to 128,968,366 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2014		Year ended October 31, 2013		Year ended October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening balance	1,450,000	$144,463,850	1,050,000	$128,920,251	5,200,000	$657,092,957

Shares issued	2,450,000	231,663,439	7,000,000	726,650,352	5,050,000	628,647,246

Shares redeemed	(2,700,000)	(255,292,426)	(6,600,000)	(685,046,621)	(9,200,000)	(1,145,222,513)

Adjustment to period Shares due to currency movement and other	—	(16,621,473)	—	(26,060,132)	—	(11,597,439)

Ending balance	1,200,000	$104,213,390	1,450,000	$144,463,850	1,050,000	$128,920,251

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2014:

	Three months ended October 31, 2014	Three months ended July 31, 2014	Three months ended April 30, 2014	Three months ended January 31, 2014

Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(75,152)	(99,142)	(165,658)	(163,890)

Total Expenses	(75,152)	(99,142)	(165,658)	(163,890)

Net Loss	$(75,152)	$(99,142)	$(165,658)	$(163,890)

Basic and Diluted Earnings per Share	$(0.09)	$(0.10)	$(0.09)	$(0.10)
Weighted-average Shares Outstanding	815,761	1,023,370	1,750,562	1,714,674
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	4,024	944	(265)	(875)

Total Comprehensive Loss	$(71,128)	$(98,198)	$(165,923)	$(164,765)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013

Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(144,395)	(148,202)	(147,006)	(175,667)

Total Expenses	(144,395)	(148,202)	(147,006)	(175,667)

Net Loss	$(144,395)	$(148,202)	$(147,006)	$(175,667)

Basic and Diluted Earnings per Share	$(0.10)	$(0.10)	$(0.10)	$(0.12)
Weighted-average Shares Outstanding	1,446,196	1,509,783	1,474,719	1,502,717
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(126)	(1,615)	3,243	12,699

Total Comprehensive Loss	$(144,521)	$(149,817)	$(143,763)	$(162,968)

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2015.

CURRENCYSHARES® JAPANESE YEN TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

	By:	/S/ NIKOLOAS BONOS
Nikoloas Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NIKOLOAS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2015
Nikoloas Bonos

/S/ JOSEPH ARRUDA	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2015
Joseph Arruda

/S/ MICHAEL BYRUM	Director	January 14, 2015
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.