Form 10-Q
period 2015-01-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2015-03-12
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® JAPANESE YEN TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	January 31, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$140,791,023	$82,529,967
Japanese Yen deposits, non-interest bearing	—	—
Subscription receivable	—	21,711,361

Total Current Assets	$140,791,023	$104,241,328

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$12,419,594	$—
Accrued Sponsor’s fee	34,078	27,938

Total Current Liabilities	12,453,672	27,938

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 53,870,000 authorized – 1,550,000 and 1,200,000 issued and outstanding, respectively	128,337,351	104,213,390
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$140,791,023	$104,241,328

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014
Income
Interest Income	$—	$—

Total Income	—	—

Expenses
Sponsor’s fee	(103,675)	(163,890)

Total Expenses	(103,675)	(163,890)

Net Loss	$(103,675)	$(163,890)

Basic and Diluted Earnings per Share	$(0.08)	$(0.10)
Weighted-average Shares Outstanding	1,264,130	1,714,674
Cash Dividends per Share	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(545)	(875)

Total Comprehensive Loss	$(104,220)	$(164,765)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(103,675)	(503,842)
Adjustment of redeemable capital shares to redemption value	103,675	503,842

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(545)	3,828
Adjustment of redeemable capital shares to redemption value	545	(3,828)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014
Cash flows from operating activities
Cash paid for expenses	$(96,299)	$(148,754)

Net cash used in operating activities	(96,299)	(148,754)

Cash flows from financing activities
Cash received to purchase redeemable shares	251,339,789	109,572,520
Cash paid to redeem redeemable shares	(189,541,270)	(52,404,093)

Net cash provided by financing activities	61,798,519	57,168,427

Adjustment to period cash flows due to currency movement	(3,441,164)	(5,186,683)

Increase in cash	58,261,056	51,832,990
Cash at beginning of period	82,529,967	144,517,524

Cash at end of period	$140,791,023	$196,350,514

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(103,675)	$(163,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	1,236	1,958
Accrued sponsor fee	34,078	66,852
Prior period accrued sponsor fee	(27,938)	(53,674)

Net cash used in operating activities	$(96,299)	$(148,754)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2015.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Japanese Yen deposits (cash) are translated at the Closing Spot Rate, which is the USD/Japanese Yen exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2015 was an annual nominal rate of 0.00%. For the three months ended January 31, 2015, there were Japanese Yen principal deposits of 27,245,054,350, Japanese Yen principal redemptions of 23,840,507,349 and Japanese Yen withdrawals (to pay expenses) of 11,371,293 resulting in an ending Japanese Yen principal balance of 15,079,149,826. This equates to 128,371,428 USD (which includes USD redemption payable). For the year ended October 31, 2014, there were Japanese Yen principal deposits of 23,909,334,879, Japanese Yen principal redemptions of 26,348,016,499 and Japanese Yen withdrawals (to pay expenses) of 53,958,569 resulting in an ending Japanese Yen principal balance of 11,685,974,118. This equates to 104,241,328 USD (which includes USD subscription receivable).

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

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2015		Year ended
	(Unaudited)		October 31, 2014
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	1,200,000	$104,213,390	1,450,000	$144,463,850
Shares issued	2,800,000	230,727,609	2,450,000	231,663,439
Shares redeemed	(2,450,000)	(201,895,844)	(2,700,000)	(255,292,426)
Adjustment to period Shares due to currency movement and other	—	(4,707,804)	—	(16,621,473)

Ending Balance	1,550,000	$128,337,351	1,200,000	$104,213,390

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Japanese Yen in the Trust at the end of the preceding day accrued but unpaid interest, if any, Japanese Yen receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Japanese Yen payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the Japanese Yen/USD exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2015 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since January 31, 2010:

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

Results of Operations

As of October 31, 2014, the number of Japanese Yen owned by the Trust was 11,685,974,118, resulting in a redeemable capital share value of $104,213,390. During the three months ended January 31, 2015, an additional 2,800,000 Shares were created in exchange for 27,245,054,350 Japanese Yen and 2,450,000 Shares were redeemed in exchange for 23,840,507,349 Japanese Yen. In addition, 11,371,293 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2015, the number of Japanese Yen owned by the Trust was 15,079,149,826, resulting in a redeemable capital Share value of $128,337,351.

An increase in the Trust’s redeemable capital Share value from $104,213,390 at October 31, 2014 to $128,337,351 at January 31, 2015, was primarily the result of an increase in the number of Shares outstanding from 1,200,000 at October 31, 2014 to 1,550,000 at January 31, 2015. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 0.008920 at October 31, 2014 to 0.008513 at January 31, 2015.

No interest income was earned during the three months ended January 31, 2014 and the three months ended January 31, 2015 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $163,890 for the three months ended January 31, 2014 to $103,675 for the three months ended January 31, 2015. The only expense of the Trust during the three months ended January 31, 2015 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2015 was $103,675, due to the Sponsor’s fee of $103,675 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended January 31, 2014 and the three months ended January 31, 2015 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2015, 49 Baskets (2,450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2014 – 11/30/2014	500,0000	$84.00
12/01/2014 – 12/31/2014	1,500,000	$81.32
01/01/2015 – 01/31/2015	450,000	$81.86

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

4.1	Depositary Trust Agreement dated as of February 1, 2007 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Japanese Yen Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of January 7, 2007 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of February 7, 2007 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: March 12, 2015		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)