Form 10-Q
period 2015-04-30
CURRENCYSHARES JAPANESE YEN TRUST
filed 2015-06-09
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® JAPANESE YEN TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2015 and October 31, 2014	2

Statements of Comprehensive Income for the three months ended April 30, 2015, the three months ended April 30, 2014, the six months ended April 30, 2015 and the six months ended April 30, 2014	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2015 and the year ended October 31, 2014	4

Statements of Cash Flows for the six months ended April 30, 2015 and the six months ended April 30, 2014	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	April 30, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$89,338,860	$82,529,967
Japanese Yen deposits, non-interest bearing	—	—
Subscriptions receivable	—	21,711,361

Total Current Assets	$89,338,860	$104,241,328

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$20,298,785	$—
Accrued Sponsor’s fee	25,720	27,938

Total Current Liabilities	20,324,505	27,938

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 53,870,000 and 53,870,000 authorized, respectively – 850,000 and 1,200,000 issued and outstanding, respectively	69,014,355	104,213,390
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$89,338,860	$104,241,328

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2015	Three months ended April 30, 2014	Six months ended April 30, 2015	Six months ended April 30, 2014
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(94,659)	(165,658)	(198,334)	(329,548)

Total Expenses	(94,659)	(165,658)	(198,334)	(329,548)

Net Loss	$(94,659)	$(165,658)	$(198,334)	$(329,548)

Basic and Diluted Earnings per Share	$(0.08)	$(0.09)	$(0.16)	$(0.19)
Weighted-average Shares Outstanding	1,184,270	1,750,562	1,224,862	1,732,320
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	67	(265)	(478)	(1,140)

Total Comprehensive Loss	$(94,592)	$(165,923)	$(198,812)	$(330,688)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(198,334)	(503,842)
Adjustment of redeemable capital shares to redemption value	198,334	503,842

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(478)	3,828
Adjustment of redeemable capital shares to redemption value	478	(3,828)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2015	Six months ended April 30, 2014
Cash flows from operating activities
Cash paid for expenses	$(198,753)	$(343,684)

Net cash used in operating activities	(198,753)	(343,684)

Cash flows from financing activities
Cash received to purchase redeemable shares	278,402,153	162,107,203
Cash paid to redeem redeemable shares	(266,091,486)	(195,387,786)

Net cash provided by/(used in) financing activities	12,310,667	(33,280,583)

Adjustment to period cash flows due to currency movement	(5,303,021)	(5,805,583)

Increase/(Decrease) in cash	6,808,893	(39,429,850)
Cash at beginning of period	82,529,967	144,517,524

Cash at end of period	$89,338,860	$105,087,674

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(198,334)	$(329,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	1,799	2,168
Accrued sponsor fee	25,720	37,370
Prior period accrued sponsor fee	(27,938)	(53,674)

Net cash used in operating activities	$(198,753)	$(343,684)

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2015 was an annual nominal rate of 0.00%. For the six months ended April 30, 2015, there were Japanese Yen principal deposits of 30,646,292,831, Japanese Yen principal redemptions of 34,046,624,911 and Japanese Yen withdrawals (to pay expenses) of 23,616,224 resulting in an ending Japanese Yen principal balance of 8,262,025,814. This equates to 69,040,075 USD (which includes USD redemption payable). For the year ended October 31, 2014, there were Japanese Yen principal deposits of 23,909,334,879, Japanese Yen principal redemptions of 26,348,016,499 and Japanese Yen withdrawals (to pay expenses) of 53,958,569 resulting in an ending Japanese Yen principal balance of 11,685,974,118. This equates to 104,241,328 USD (which includes USD subscription receivable).

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

Activity in redeemable capital Shares is as follows:

	Six months ended
	April 30, 2015		Year ended
	(Unaudited)		October 31, 2014
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	1,200,000	$104,213,390	1,450,000	$144,463,850
Shares issued	3,150,000	257,918,099	2,450,000	231,663,439
Shares redeemed	(3,500,000)	(286,535,172)	(2,700,000)	(255,292,426)
Adjustment to period Shares due to currency movement and other	—	(6,581,962)	—	(16,621,473)

Ending Balance	850,000	$69,014,355	1,200,000	$104,213,390

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2015 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since April 30, 2010:

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

Results of Operations

As of October 31, 2014, the number of Japanese Yen owned by the Trust was 11,685,974,118, resulting in a redeemable capital share value of $104,213,390. During the six months ended April 30, 2015, an additional 3,150,000 Shares were created in exchange for 30,646,292,831 Japanese Yen and 3,500,000 Shares were redeemed in exchange for 34,046,624,911 Japanese Yen. In addition, 23,616,224 Japanese Yen were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2015, the number of Japanese Yen owned by the Trust was 8,262,025,814, resulting in a redeemable capital Share value of $69,014,355.

A decrease in the Trust’s redeemable capital Share value from $104,213,390 at October 31, 2014 to $69,014,355 at April 30, 2015, was primarily the result of a decrease in the number of Shares outstanding from 1,200,000 at October 31, 2014 to 850,000 at April 30, 2015 coupled with a decrease in the Closing Spot Rate from 0.008920 at October 31, 2014 to 0.008356 at April 30, 2015.

No interest income was earned during the three months ended April 30, 2014, the three months ended April 30, 2015, the six months ended April 30, 2014 and the six months ended April 30, 2015 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $165,658 for the three months ended April 30, 2014 to $94,659 for the three months ended April 30, 2015, and decreased from $329,548 for the six months ended April 30, 2014 to $198,334 for the six months ended April 30, 2015. The only expense of the Trust during the three months and six months ended April 30, 2015 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2015 was $94,659, due to the Sponsor’s fee of $94,659 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2015 was $198,334, due to the Sponsor’s fee of $198,334 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2014, the three months ended April 30, 2015, the six months ended April 30, 2014 and the six months ended April 30, 2015 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Japanese Yen exchange rate and the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2015, 21 Baskets (1,050,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2015 – 02/28/2015	50,0000	$81.71
03/01/2015 – 03/31/2015	450,000	$81.25
04/01/2015 – 04/30/2015	550,000	$81.22

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

4.1	Depositary Trust Agreement dated as of February 1, 2007 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Japanese Yen Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of January 7, 2007 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of February 7, 2007 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: June 9, 2015		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)