Form 10-Q
period 2016-04-30
CURRENCYSHARES JAPANESE YEN TRUST
filed 2016-06-09
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® JAPANESE YEN TRUST

INDEX

Caption	Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2016 and October 31, 2015	2

Statements of Comprehensive Income for the three months ended April 30, 2016, the three months ended April 30, 2015, the six months ended April 30, 2016 and the six months ended April 30, 2015	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2016 and the year ended October 31, 2015	4

Statements of Cash Flows for the six months ended April 30, 2016 and the six months ended April 30, 2015	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	April 30, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$153,829,324	$128,613,360
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$153,829,324	$128,613,360

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$9,044,601	$—
Accrued Sponsor’s fee	66,391	45,403
Accrued interest expense	2,602	—

Total Current Liabilities	9,113,594	45,403

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 59,000,000 authorized – 1,600,000 issued and outstanding	144,715,730	128,567,957
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$153,829,324	$128,613,360

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Six months ended April 30, 2016	Six months ended April 30, 2015
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(244,368)	(94,659)	(460,658)	(198,334)
Interest Expense	(2,478)	—	(2,478)	—

Total Expenses	(246,846)	(94,659)	(463,136)	(198,334)
Net Loss	$(246,846)	$(94,659)	$(463,136)	$(198,334)

Basic and Diluted Earnings per Share	$(0.09)	$(0.08)	$(0.17)	$(0.16)
Weighted-average Shares Outstanding	2,855,000	1,184,270	2,789,286	1,224,862
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(12,266)	67	(11,952)	(478)

Total Comprehensive Loss	$(259,112)	$(94,592)	$(475,088)	$(198,812)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2016 (Unaudited)	Year Ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(463,136)	(420,351)
Adjustment of redeemable capital shares to redemption value	463,136	420,351

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(11,952)	8
Adjustment of redeemable capital shares to redemption value	11,952	(8)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2016	Six months ended April 30, 2015
Cash flows from operating activities
Cash paid for expenses	$(445,512)	$(198,753)

Net cash used in operating activities	(445,512)	(198,753)

Cash flows from financing activities
Cash received to purchase redeemable shares	332,310,495	278,402,153
Cash paid to redeem redeemable shares	(323,818,936)	(266,091,486)

Net cash provided by financing activities	8,491,559	12,310,667

Adjustment to period cash flows due to currency movement	17,169,917	(5,303,021)

Increase in cash	25,215,964	6,808,893
Cash at beginning of period	128,613,360	82,529,967

Cash at end of period	$153,829,324	$89,338,860

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(463,136)	$(198,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(5,966)	1,799
Accrued sponsor fee	66,391	25,720
Accrued interest expense	2,602	—
Prior period accrued sponsor fee	(45,403)	(27,938)

Net cash used in operating activities	$(445,512)	$(198,753)

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2016 was an annual nominal rate of -0.10%. For the six months ended April 30, 2016, there were Japanese Yen principal deposits of 38,763,188,505, Japanese Yen principal redemptions of 38,740,396,445 and Japanese Yen withdrawals (to pay expenses) of 51,967,906 resulting in an ending Japanese Yen principal balance 15,491,241,379. This equates to 144,784,722 USD (which includes USD redemption payable). For the year ended October 31, 2015, there were Japanese Yen principal deposits of 47,636,264,433, Japanese Yen principal redemptions of 43,753,574,107 and Japanese Yen withdrawals (to pay expenses) of 48,247,219 resulting in an ending Japanese Yen principal balance of 15,520,417,225. This equates to 128,613,360 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,600,000	$128,567,957	1,200,000	$104,213,390
Shares issued	4,000,000	332,310,495	4,900,000	395,772,647
Shares redeemed	(4,000,000)	(332,115,103)	(4,500,000)	(363,514,395)
Adjustment to period Shares due to currency movement and other	—	15,952,381	—	(7,903,685)

Ending Balance	1,600,000	$144,715,730	1,600,000	$128,567,957

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2016 was an annual nominal rate of -0.10%. The following chart provides the daily rate paid by the Depository since April 30, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2016.

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

Results of Operations

As of October 31, 2015, the number of Japanese Yen owned by the Trust was 15,520,417,225, resulting in a redeemable capital Share value of $128,567,957. During the six months ended April 30, 2016, an additional 4,000,000 Shares were created in exchange for 38,763,188,505 Japanese Yen and 4,000,000 Shares were redeemed in exchange for 38,740,396,445 Japanese Yen. In addition, 51,967,906 Japanese Yen were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2016, the number of Japanese Yen owned by the Trust was 15,491,241,379, resulting in a redeemable capital Share value of $144,715,730.

An increase in the Trust’s redeemable capital Share value from $128,567,957 at October 31, 2015 to $144,715,730 at April 30, 2016, was primarily the result of an increase in the Closing Spot Rate from 0.00829 at October 31, 2015 to 0.00935 at April 30, 2016.

No interest income was earned during the three months ended April 30, 2015, the three months ended April 30, 2016, the six months ended April 30, 2015 and the six months ended April 30, 2016 due to an annual nominal interest rate at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to an increase in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee increased from $94,659 for the three months ended April 30, 2015 to $244,368 for the three months ended April 30, 2016, and increased from $198,334 for the six months ended April 30, 2015 to $460,658 for the six months ended April 30, 2016. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $0 for the three months ended April 30, 2015 to $2,478 for the three months ended April 30, 2016, and increased from $0 for the six months ended April 30, 2015 to $2,478 for the six months ended April 30, 2016. The only expenses of the Trust during the three months and six months ended April 30, 2016 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended April 30, 2016 was $246,846, due to the Sponsor’s fee of $244,368 and interest expense of $2,478 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2016 was $463,136, due to the Sponsor’s fee of $460,658 and interest expense of $2,478 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2015, the three months ended April 30, 2016, the six months ended April 30, 2015 and the six months ended April 30, 2016 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Japanese Yen/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2016, 49 Baskets (2,450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2016 – 02/29/2016	700,000	$82.60
03/01/2016 – 03/31/2016	100,000	$85.94
04/01/2016 – 04/30/2016	1,650,000	$88.37

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

4.1	Depositary Trust Agreement dated as of February 1, 2007 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Japanese Yen Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.8	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed by the Trust on March 11, 2016.

10.1	Deposit Account Agreement dated as of January 7, 2007 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of February 7, 2007 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
JAPANESE YEN TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Japanese Yen Trust

Date: June 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)