Form 10-Q
period 2016-07-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2016-09-09
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

CURRENCYSHARES® JAPANESE YEN TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	July 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$146,242,966	$128,613,360
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$146,242,966	$128,613,360

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$51,701	$45,403
Accrued interest expense	13,393	—

Total Current Liabilities	65,094	45,403

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 64,000,000 and 59,000,000 authorized, respectively – 1,550,000 and 1,600,000 issued and outstanding, respectively	146,177,872	128,567,957
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$146,242,966	$128,613,360

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2016	Three months ended July 31, 2015	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(146,405)	(93,746)	(607,063)	(292,080)
Interest Expense	(37,499)	—	(39,977)	—

Total Expenses	(183,904)	(93,746)	(647,040)	(292,080)
Net Loss	$(183,904)	$(93,746)	$(647,040)	$(292,080)

Basic and Diluted Earnings per Share	$(0.12)	$(0.08)	$(0.27)	$(0.24)
Weighted-average Shares Outstanding	1,597,283	1,189,674	2,389,051	1,213,004
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(6,344)	935	(18,296)	457

Total Comprehensive Loss	$(190,248)	$(92,811)	$(665,336)	$(291,623)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2016 (Unaudited)	Year ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(647,040)	(420,351)
Adjustment of redeemable capital shares to redemption value	647,040	420,351

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(18,296)	8
Adjustment of redeemable capital shares to redemption value	18,296	(8)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Cash flows from operating activities
Cash paid for expenses	$(638,279)	$(278,465)

Net cash used in operating activities	(638,279)	(278,465)

Cash flows from financing activities
Cash received to purchase redeemable shares	389,839,219	368,385,003
Cash paid to redeem redeemable shares	(393,911,854)	(323,876,878)

Net cash (used in)/provided by financing activities	(4,072,635)	44,508,125

Adjustment to period cash flows due to currency movement	22,340,520	(9,203,051)

Increase in cash	17,629,606	35,026,609
Cash at beginning of period	128,613,360	82,529,967

Cash at end of period	$146,242,966	$117,556,576

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(647,040)	$(292,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(10,930)	3,253
Accrued sponsor fee	51,701	38,300
Accrued interest expense	13,393	—
Prior period accrued sponsor fee	(45,403)	(27,938)

Net cash used in operating activities	$(638,279)	$(278,465)

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2016 was an annual nominal rate of -0.10%. For the nine months July 31, 2016, there were Japanese Yen principal deposits of 44,082,746,047, Japanese Yen principal redemptions of 44,543,276,731 and Japanese Yen withdrawals (to pay expenses) of 72,176,143 resulting in an ending Japanese Yen principal balance of 14,987,710,398. This equates to 146,242,966 USD. For the year ended October 31, 2015, there were Japanese Yen principal deposits of 47,636,264,433, Japanese Yen principal redemptions of 43,753,574,107 and Japanese Yen withdrawals (to pay expenses) of 48,247,219 resulting in an ending Japanese Yen principal balance of 15,520,417,225. This equates to 128,613,360 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,600,000	$128,567,957	1,200,000	$104,213,390
Shares issued	4,550,000	389,839,219	4,900,000	395,772,647
Shares redeemed	(4,600,000)	(393,911,854)	(4,500,000)	(363,514,395)
Adjustment to period Shares due to currency movement and other	—	21,682,550	—	(7,903,685)

Ending Balance	1,550,000	$146,177,872	1,600,000	$128,567,957

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2016 was an annual nominal rate of -0.10%. The following chart provides the daily rate paid by the Depository since July 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2016.

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

Results of Operations

As of October 31, 2015, the number of Japanese Yen owned by the Trust was 15,520,417,225, resulting in a redeemable capital Share value of $128,567,957. During the nine months ended July 31, 2016, an additional

4,550,000 Shares were created in exchange for 44,082,746,047 Japanese Yen and 4,600,000 Shares were redeemed in exchange for 44,543,276,731 Japanese Yen. In addition, 72,176,143 Japanese Yen were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2016, the number of Japanese Yen owned by the Trust was 14,987,710,398, resulting in a redeemable capital Share value of $146,177,872.

An increase in the Trust’s redeemable capital Share value from $128,567,957 at October 31, 2015 to $146,177,872 at July 31, 2016, was primarily the result of an increase in the Closing Spot Rate from 0.00829 at October 31, 2015 to 0.00976 at July 31, 2016.

No interest income was earned during the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July 31, 2016 due to an annual nominal interest rate at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to an increase in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee increased from $93,746 for the three months ended July 31, 2015 to $146,405 for the three months ended July 31, 2016 and increased from $292,080 for the nine months ended July 31, 2015 to $607,063 for the nine months ended July 31, 2016. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $0 for the three months ended July 31, 2015 to $37,499 for the three months ended July 31, 2016, and increased from $0 for the nine months ended July 31, 2015 to $39,977 for the nine months ended July 31, 2016. The only expenses of the Trust during the three months and nine months ended July 31, 2016 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2016 was $183,904 due to the Sponsor’s fee of $146,405 and interest expense of $37,499 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2016 was $647,040 due to the Sponsor’s fee of $607,063 and interest expense of $39,977 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July 31, 2016 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Japanese Yen/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2016, 12 Baskets (600,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2016 – 05/31/2016	150,000	$90.37
06/01/2016 – 06/30/2016	250,000	$91.05
07/01/2016 – 07/31/2016	200,000	$94.73

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

CURRENCYSHARES®
JAPANESE YEN TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Japanese Yen Trust

Date: September 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)