Form 10-Q
period 2017-01-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2017-03-13
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

CURRENCYSHARES® JAPANESE YEN TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	January 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$184,191,415	$110,280,686
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$184,191,415	$110,280,686

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$8,563,889	$—
Accrued Sponsor’s fee	54,304	40,116
Accrued interest expense	13,494	10,377

Total Current Liabilities	8,631,687	50,493

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 64,000,000 authorized – 2,050,000 and 1,200,000 issued and outstanding, respectively	175,559,728	110,230,193
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$184,191,415	$110,280,686

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Income
Interest Income	$—	$—

Total Income	—	—

Expenses
Sponsor’s fee	(121,137)	(216,290)
Interest Expense	(30,049)	—

Total Expenses	(151,186)	(216,290)

Net Loss	$(151,186)	$(216,290)

Basic and Diluted Earnings per Share	$(0.11)	$(0.08)
Weighted-average Shares Outstanding	1,428,261	2,725,000
Cash Dividends per Share	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(994)	314

Total Comprehensive Loss	$(152,180)	$(215,976)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(151,186)	(826,488)
Adjustment of redeemable capital shares to redemption value	151,186	826,488

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(994)	(13,594)
Adjustment of redeemable capital shares to redemption value	994	13,594

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(130,656)	(188,474)

Net cash used in operating activities	(130,656)	(188,474)

Cash flows from financing activities
Cash received to purchase redeemable shares	136,181,023	292,616,395
Cash paid to redeem redeemable shares	(55,333,231)	(124,251,919)

Net cash provided by financing activities	80,847,792	168,364,476

Adjustment to period cash flows due to currency movement	(6,806,407)	(658,527)

Increase in cash	73,910,729	167,517,475
Cash at beginning of period	110,280,686	128,613,360

Cash at end of period	$184,191,415	$296,130,835

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(151,186)	$(216,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	3,225	187
Accrued sponsor fee	54,304	73,032
Accrued interest expense	13,494	—
Prior period accrued sponsor fee	(40,116)	(45,403)
Prior period accrued interest expense	(10,377)	—

Net cash used in operating activities	$(130,656)	$(188,474)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 12, 2017.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Japanese Yen deposits (cash) are translated at the Closing Spot Rate, which is the Japanese Yen/USD exchange rate as determined and published by The WM Company at 4:00 PM (London time / London fixing) on each day that NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading.

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2017 was an annual nominal rate of -0.10%. For the three months January 31, 2017, there were Japanese Yen principal deposits of 15,431,420,768, Japanese Yen principal redemptions of 7,234,192,515 and Japanese Yen withdrawals (to pay expenses) of 14,805,363, resulting in an ending Japanese Yen principal balance of 19,771,268,743. This equates to 175,627,526 USD (which includes USD redemptions payable). For the year ended October 31, 2016, there were Japanese Yen principal deposits of 48,913,044,314, Japanese Yen principal redemptions of 52,752,711,224 and Japanese Yen withdrawals (to pay expenses) of 91,904,462 resulting in an ending Japanese Yen principal balance of 11,588,845,853. This equates to 110,280,686 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2017 (Unaudited)		Year ended October 31, 2016
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,200,000	$110,230,193	1,600,000	$128,567,957
Shares Issued	1,600,000	136,181,023	5,050,000	443,142,449
Shares Redeemed	(750,000)	(63,841,156)	(5,450,000)	(477,929,067)
Adjustment to period Shares due to currency movement and other	—	(7,010,332)	—	16,448,854

Ending Balance	2,050,000	$175,559,728	1,200,000	$110,230,193

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2017 was an annual nominal rate of -0.10%. The following chart provides the daily rate paid by the Depository since January 31, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2017.

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

Results of Operations

As of October 31, 2016, the number of Japanese Yen owned by the Trust was 11,588,845,853, resulting in a redeemable capital share value of $110,230,193. During the three months ended January 31, 2017, an additional 1,600,000 Shares were created in exchange for 15,431,420,768 Japanese Yen and 750,000 Shares were redeemed in exchange for 7,234,192,515 Japanese Yen. In addition, 14,805,363 Japanese Yen were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2017, the number of Japanese Yen owned by the Trust was 19,771,268,743, resulting in a redeemable capital Share value of $175,559,728.

An increase in the Trust’s redeemable capital Share value from $110,230,193 at October 31, 2016 to $175,559,728 at January 31, 2017, was primarily the result of an increase in the number of Shares outstanding from 1,200,000 at October 31, 2016 to 2,050,000 at January 31, 2017. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 0.00952 at October 31, 2016 to 0.00888 at January 31, 2017.

No interest income was earned during the three months ended January 31, 2016 or the three months ended January 31, 2017 due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $216,290 for the three months ended January 31, 2016 to $121,137 for the three months ended January 31, 2017. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a steady interest rate below 0%, interest expense increased from $0 for the three months ended January 31, 2016 to $30,049 for the three months ended January 31, 2017. The only expenses of the Trust during the three months ended January 31, 2017 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended January 31, 2017 was $151,186, due to the Sponsor’s fee of $121,137 and interest expense of $30,049 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended January 31, 2016 or the three months ended January 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Japanese Yen/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 12, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2017, 15 Baskets (750,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2016 – 11/30/2016	150,000	$91.72
12/01/2016 – 12/31/2016	200,000	$83.77
01/01/2017 – 01/31/2017	400,000	$84.27

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

4.1	Depositary Trust Agreement dated as of February 1, 2007 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Japanese Yen Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.8	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Trust on January 14, 2016.

10.1	Deposit Account Agreement dated as of January 7, 2007 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of February 7, 2007 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: March 13, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)