Form 10-Q
period 2017-07-31
CURRENCYSHARES JAPANESE YEN TRUST
filed 2017-09-11
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

CURRENCYSHARES® JAPANESE YEN TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	July 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Japanese Yen deposits, interest bearing	$113,192,617	$110,280,686
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$113,192,617	$110,280,686

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$38,876	$40,116
Accrued interest expense	10,002	10,377

Total Current Liabilities	48,878	50,493

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 64,000,000 authorized – 1,300,000 and 1,200,000 issued and outstanding, respectively	113,143,739	110,230,193
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$113,192,617	$110,280,686

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2017	Three months ended July 31, 2016	Nine months ended July 31, 2017	Nine months ended July 31, 2016
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(121,337)	(146,405)	(356,614)	(607,063)
Interest Expense	(30,822)	(37,499)	(90,502)	(39,977)

Total Expenses	(152,159)	(183,904)	(447,116)	(647,040)

Net Loss	$(152,159)	$(183,904)	$(447,116)	$(647,040)

Basic and Diluted Earnings per Share	$(0.11)	$(0.12)	$(0.32)	$(0.27)
Weighted-average Shares Outstanding	1,398,370	1,597,283	1,390,842	2,389,051
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(1,816)	(6,344)	(3,536)	(18,296)

Total Comprehensive Loss	$(153,975)	$(190,248)	$(450,652)	$(665,336)

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(447,116)	(826,488)
Adjustment of redeemable capital shares to redemption value	447,116	826,488

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(3,536)	(13,594)
Adjustment of redeemable capital shares to redemption value	3,536	13,594

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2017	Nine months ended July 31, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(446,276)	(638,279)

Net cash used in operating activities	(446,276)	(638,279)

Cash flows from financing activities
Cash received to purchase redeemable shares	274,407,976	389,839,219
Cash paid to redeem redeemable shares	(265,790,488)	(393,911,854)

Net cash provided by/(used in) financing activities	8,617,488	(4,072,635)

Adjustment to period cash flows due to currency movement	(5,259,281)	22,340,520

Increase in cash	2,911,931	17,629,606
Cash at beginning of period	110,280,686	128,613,360

Cash at end of period	$113,192,617	$146,242,966

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(447,116)	$(647,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	2,455	(10,930)
Accrued sponsor fee	38,876	51,701
Accrued interest expense	10,002	13,393
Prior period accrued sponsor fee	(40,116)	(45,403)
Prior period accrued interest expense	(10,377)	—

Net cash used in operating activities	$(446,276)	$(638,279)

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2017 was an annual nominal rate of -0.10%. For the nine months July 31, 2017, there were Japanese Yen principal deposits of 30,841,041,732, Japanese Yen principal redemptions of 29,872,511,883 and Japanese Yen withdrawals (to pay expenses) of 50,157,508, resulting in an ending Japanese Yen principal balance of 12,507,218,194. This equates to 113,192,617 USD. For the year ended October 31, 2016, there were Japanese Yen principal deposits of 48,913,044,314, Japanese Yen principal redemptions of 52,752,711,224 and Japanese Yen withdrawals (to pay expenses) of 91,904,462 resulting in an ending Japanese Yen principal balance of 11,588,845,853. This equates to 110,280,686 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2017 (Unaudited)		Year ended October 31, 2016
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,200,000	$110,230,193	1,600,000	$128,567,957
Shares Issued	3,200,000	274,407,976	5,050,000	443,142,449
Shares Redeemed	(3,100,000)	(265,790,488)	(5,450,000)	(477,929,067)
Adjustment to period Shares due to currency movement and other	—	(5,703,942)	—	16,448,854

Ending Balance	1,300,000	$113,143,739	1,200,000	$110,230,193

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2017 was an annual nominal rate of -0.10%. The following chart provides the daily rate paid by the Depository since July 31, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2017.

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

Results of Operations

As of October 31, 2016, the number of Japanese Yen owned by the Trust was 11,588,845,853, resulting in a redeemable capital share value of $110,230,193. During the nine months ended July 31, 2017, an additional 3,200,000 Shares were created in exchange for 30,841,041,732 Japanese Yen and 3,100,000 Shares were redeemed in exchange for 29,872,511,883 Japanese Yen. In addition, 50,157,508 Japanese Yen were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2017, the number of Japanese Yen owned by the Trust was 12,507,218,194, resulting in a redeemable capital Share value of $113,143,739.

An increase in the Trust’s redeemable capital Share value from $110,230,193 at October 31, 2016 to $113,143,739 at July 31, 2017, was primarily the result of an increase in the number of Shares outstanding from 1,200,000 at October 31, 2016 to 1,300,000 at July 31, 2017. This increase was partially offset by a decrease in the Closing Spot Rate from 0.00952 at October 31, 2016 to 0.00905 at July 31, 2017.

No interest income was earned during the three months ended July 31, 2016, the three months ended July 31, 2017, the nine months ended July 31, 2016 and the nine months ended July 31, 2017 due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $146,405 for the three months ended July 31, 2016 to $121,337 for the three months ended July 31, 2017, and decreased from $607,063 for the nine months ended July 31, 2016 to $356,614 for the nine months ended July 31, 2017. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, interest expense decreased from $37,499 for the three months ended July 31, 2016 to $30,822 for the three months ended July 31, 2017. This decrease was partially offset by a further decline in the interest rate. Due primarily to a further decline in the interest rate, interest expense increased from $39,977 for the nine months ended July 31, 2016 to $90,502 for the nine months ended July 31, 2017. This increase in interest expense was partially offset by a decrease in the weighted-average Japanese Yen in the Trust. The only expenses of the Trust during the three months and nine months ended July 31, 2017 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2017 was $152,159 due to the Sponsor’s fee of $121,337 and interest expense of $30,822 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2017 was $447,116, due to the Sponsor’s fee of $356,614 and interest expense of $90,502 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2016, the three months ended July 31, 2017, the nine months ended July 31, 2016 and the nine months ended July 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Japanese Yen/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2017, 9 Baskets (450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2017 – 05/31/2017	50,000	$86.49
06/01/2017 – 06/30/2017	300,000	$86.13
07/01/2017 – 07/31/2017	100,000	$84.39

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-138881) filed by the Trust on November 21, 2006.

4.1	Depositary Trust Agreement dated as of February 1, 2007 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Japanese Yen Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.8	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.8 to the Annual Report on Form 10-Q filed by the Trust on March 11, 2016.

4.9	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

4.10	Global Amendment to Participant Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

10.1	Deposit Account Agreement dated as of January 7, 2007 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of February 7, 2007 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® JAPANESE YEN TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Japanese Yen Trust

Date: September 11, 2017		By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)