Form 10-Q
period 2018-07-31
Invesco CurrencyShares Japanese Yen Trust
filed 2018-09-07
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

	July 31, 2018 (Unaudited)	October 31, 2017

Assets
Current Assets:
Japanese Yen deposits, interest bearing	$119,737,193	$114,156,875
Japanese Yen deposits, non-interest bearing	—	—

Total Current Assets	$119,737,193	$114,156,875

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$—	$4,226,335
Accrued Sponsor’s fee	51,301	37,756
Accrued interest expense	13,185	9,596

Total Current Liabilities	64,486	4,273,687

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 64,000,000 authorized, – 1,400,000 and 1,300,000 issued and outstanding, respectively	119,672,707	109,883,188
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$119,737,193	$114,156,875

See Notes to Financial Statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2018	Three months ended July 31, 2017	Nine months ended July 31, 2018	Nine months ended July 31, 2017

Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(163,322)	(121,337)	(433,479)	(356,614)
Interest Expense	(41,492)	(30,822)	(109,804)	(90,502)

Total Expenses	(204,814)	(152,159)	(543,283)	(447,116)

Net Loss	$(204,814)	$(152,159)	$(543,283)	$(447,116)

Basic and Diluted Earnings per Share	$(0.11)	$(0.11)	$(0.33)	$(0.32)
Weighted-average Shares Outstanding	1,860,870	1,398,370	1,658,059	1,390,842
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	2,857	(1,816)	2,967	(3,536)

Total Comprehensive Loss	$(201,957)	$(153,975)	$(540,316)	$(450,652)

See Notes to Financial Statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2018 (Unaudited)	Year ended October 31, 2017

Retained Earnings, Beginning of Period	$—	$—
Net Loss	(543,283)	(592,192)
Adjustment of redeemable capital shares to redemption value	543,283	592,192

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	2,967	(328)
Adjustment of redeemable capital shares to redemption value	(2,967)	328

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2018	Nine months ended July 31, 2017

Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(525,238)	(446,276)

Net cash used in operating activities	(525,238)	(446,276)

Cash flows from financing activities
Cash received to purchase redeemable shares	100,289,179	274,407,976
Cash paid to redeem redeemable shares	(95,837,633)	(265,790,488)

Net cash provided by financing activities	4,451,546	8,617,488

Adjustment to period cash flows due to currency movement	1,654,010	(5,259,281)

Increase in cash	5,580,318	2,911,931
Cash at beginning of period	114,156,875	110,280,686

Cash at end of period	$119,737,193	$113,192,617

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(543,283)	$(447,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	911	2,455
Accrued Sponsor’s fee	51,301	38,876
Accrued interest expense	13,185	10,002
Prior period accrued Sponsor’s fee	(37,756)	(40,116)
Prior period accrued interest expense	(9,596)	(10,377)

Net cash used in operating activities	$(525,238)	$(446,276)

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

Interest on the primary deposit account, if any, accrues daily as earned and is received or paid on a monthly basis. Any interest below zero for the period is reflected as interest expense. . The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon changes in market conditions or based on the Depository’s liquidity needs. Interest charged on the primary deposit account will be disclosed as interest expense.

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

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2018 was an annual nominal rate of -0.10%. For the nine months July 31, 2018, there were Japanese Yen principal deposits of 11,027,768,074, Japanese Yen principal redemptions of 10,058,038,875 and Japanese Yen withdrawals (to pay expenses) of 57,755,063, resulting in an ending Japanese Yen principal balance of 13,403,381,426. This equates to 119,737,193 USD. For the year ended October 31, 2017, there were Japanese Yen principal deposits of 31,802,013,465, Japanese Yen principal redemptions of 30,833,153,795 and Japanese Yen withdrawals (to pay expenses) of 66,298,233 resulting in an ending Japanese Yen principal balance of 12,491,407,290. This equates to 109,930,540 USD (which includes USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,300,000	$109,883,188	1,200,000	$110,230,193
Shares issued	1,150,000	100,289,179	3,300,000	283,768,433
Shares redeemed	(1,050,000)	(91,470,228)	(3,200,000)	(275,123,327)
Adjustment to period Shares due to currency movement and other	—	970,568	—	(8,992,111)

Ending Balance	1,400,000	$119,672,707	1,300,000	$109,883,188

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2018 was an annual nominal rate of -0.10%. The following chart provides the daily rate paid by the Depository since July 31, 2013:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2018.

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

Results of Operations

As of October 31, 2017, the number of Japanese Yen owned by the Trust was 12,491,407,290, resulting in a redeemable capital share value of $109,883,188. During the nine months ended July 31, 2018, an additional 1,150,000 Shares were created in exchange for 11,027,768,074 Japanese Yen and 1,050,000 Shares were redeemed in exchange for 10,058,038,875 Japanese Yen. In addition, 57,755,063 Japanese Yen were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2018, the number of Japanese Yen owned by the Trust was 13,403,381,426, resulting in a redeemable capital Share value of $119,672,707.

An increase in the Trust’s redeemable capital Share value from $109,883,188 at October 31, 2017 to $119,672,707 at July 31, 2018, was primarily the result of an increase in the number of Shares outstanding from 1,300,000 at October 31, 2017 to 1,400,000 at July 31, 2018 coupled with an increase in the Closing Spot Rate from 0.00880 at October 31, 2017 to 0.00893 at July 31, 2018.

No interest income was earned during the three months ended July 31, 2017, the three months ended July 31, 2018, the nine months ended July 31, 2017 and the nine months ended July 31, 2018, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to an increase in the weighted-average Japanese Yen in the Trust and an increase in the Closing Spot Rate as set forth in the previous “Closing Spot Rate” chart, the Sponsor’s fee increased from $121,337 for the three months ended July 31, 2017 to $163,322 for the three months ended July 31, 2018, and increased from $356,614 for the nine months ended July 31, 2017 to $433,479 for the nine months ended July 31, 2018. Because the annual interest rate paid by the Depository remained below 0.00%, the Trust incurred interest expense. Due primarily to an increase in the weighted-average Japanese Yen in the Trust and an increase in the Closing Spot Rate, interest expense increased from $30,822 for the three months ended July 31, 2017 to $41,492 for the three months ended July 31, 2018, and increased from $90,502 for the nine months ended July 31, 2017 to $109,804 for the nine months ended July 31, 2018. The only expenses of the Trust during the three months and nine months ended July 31, 2018 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2018 was $204,814 due to the Sponsor’s fee of $163,322 and interest expense of $41,492 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2018 was $543,283 due to the Sponsor’s fee of $433,479 and interest expense of $109,804 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended July 31, 2017, the three months ended July 31, 2018, the nine months ended July 31, 2017 and the nine months ended July 31, 2018 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Japanese Yen/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s principal executive officer and principal financial officer, who exercise oversight over the Trust as the Trust has no officers. The principal executive officer and principal financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Trust as well as all registered investment companies advised by the Sponsor and its affiliates, including other subsidiaries of the Sponsor’s parent company, Invesco Ltd. (collectively, the “Invesco Fund Complex”). PricewaterhouseCoopers LLP informed the Trust it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On May 2, 2018, the SEC proposed amendments to the Loan Rule that, if adopted as proposed, would address many of the issues that led to issuance of the no-action letter. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2018, 12 Baskets (600,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share

05/01/2018 – 05/31/2018	50,000	$86.53

06/01/2018 – 06/30/2018	-	$-

07/01/2018 – 07/31/2018	550,000	$85.57

Total	600,000	$85.65

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

INVESCO CURRENCYSHARES®
JAPANESE YEN TRUST
	By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Japanese Yen Trust

Date: September 7, 2018		By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools