Form 10-Q
period 2021-03-31
Invesco CurrencyShares Japanese Yen Trust
filed 2021-05-07
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2021: 2,200,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

March 31, 2021 and December 31, 2020

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Japanese Yen deposits, interest bearing	$187,811,702	$247,053,789
Total Assets	$187,811,702	$247,053,789

Liabilities
Accrued Sponsor’s fee	$68,745	$84,581
Accrued interest expense on currency deposits	34,859	43,007
Total Liabilities	103,604	127,588
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 76,000,000 authorized – 2,200,000 and 2,700,000 issued and outstanding, respectively	187,708,098	246,926,201
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$187,811,702	$247,053,789

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Income
Interest Income	$—	$—
Total Income	—	—
Expenses
Sponsor’s fee	(224,067)	(206,394)
Interest Expense on currency deposits	(113,621)	(105,310)
Total Expenses	(337,688)	(311,704)
Net Comprehensive Income (Loss)	$(337,688)	$(311,704)
Basic and Diluted Earnings (Loss) per Share	$(0.13)	$(0.13)
Weighted-average Shares Outstanding	2,531,111	2,378,022

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2020	$—	$—	2,700,000	$246,926,201
Purchases of Shares	—	—	50,000	4,541,369
Redemption of Shares	—	—	(550,000)	(48,242,779)
Net Increase (Decrease) due to Share Transactions	—	—	(500,000)	(43,701,410)
Net Comprehensive Income (Loss)	(337,688)	(337,688)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	337,688	337,688		(337,688)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(15,179,005)
Balance at March 31, 2021	$—	$—	2,200,000	$187,708,098

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

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(337,688)	$(311,704)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(15,836)	15,803
Accrued interest expense	(8,148)	8,462
Net cash provided by (used in) operating activities	(361,672)	(287,439)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	4,541,369	114,055,410
Redemptions of redeemable capital Shares	(48,242,779)	(59,642,260)
Net cash provided by (used in) financing activities	(43,701,410)	54,413,150
Effect of exchange rate on cash	(15,179,005)	(436,898)
Net change in cash	(59,242,087)	53,688,813
Cash at beginning of period	247,053,789	183,656,837
Cash at end of period	$187,811,702	$237,345,650

Supplemental disclosure of cash flow information
Cash paid for interest	$121,769	$96,848

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

March 31, 2021

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three months ended March 31, 2021 and 2020 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2021 was an annual nominal rate of -0.20%. For the three months ended March 31, 2021, there were Japanese Yen principal deposits of 472,007,223, Japanese Yen principal redemptions of 5,188,351,618 and Japanese Yen withdrawals (to pay expenses) of 37,531,007, resulting in an ending Japanese Yen principal balance of 20,753,193,055. This equates to 187,811,702 USD. For the year ended December 31, 2020, there were Japanese Yen principal deposits of 24,652,512,877, Japanese Yen principal redemptions of 19,901,290,156 and Japanese Yen withdrawals (to pay expenses) of 153,028,653, resulting in an ending Japanese Yen principal balance of 25,507,068,457. This equates to 247,053,789 USD.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2021 was an annual nominal rate of -0.20%. The following chart provides the daily rate paid by the Depository since March 31, 2016:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2021.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2020.

Results of Operations

During the three months ended March 31, 2021, an additional 50,000 Shares were created in exchange for 472,007,223 Japanese Yen and 550,000 Shares were redeemed in exchange for 5,188,351,618 Japanese Yen. In addition, 37,531,007 Japanese Yen were withdrawn to pay the Sponsor’s fee and the interest expense on currency deposits, due to the negative interest rate. As of March 31, 2021, the number of Japanese Yen owned by the Trust was 20,753,193,055, resulting in a redeemable capital Share value of $187,708,098. During the year ended December 31, 2020, an additional 2,600,000 Shares were created in exchange for 24,652,512,877 Japanese Yen and 2,100,000 Shares were redeemed in exchange for 19,901,290,156 Japanese Yen. In addition, 153,028,653 Japanese Yen were withdrawn to pay the Sponsor’s fee and the interest expense on currency deposits, due to the negative interest rate. As of December 31, 2020, the number of Japanese Yen owned by the Trust was 25,507,068,457, resulting in a redeemable capital Share value of $246,926,201.

A decrease in the Trust’s redeemable capital Share value from $246,926,201 at December 31, 2020 to $187,708,098 at March 31, 2021, was primarily the result of a decrease in the number of Shares outstanding from 2,700,000 at December 31, 2020 to 2,200,000 at March 31, 2021 coupled with a decrease in the Closing Spot Rate from 0.00969 at December 31, 2020 to 0.00905 at March 31, 2021.

No interest income was earned during the three months ended March 31, 2020 and the three months ended March 31, 2021, due to an annual nominal interest rate which remained below 0.00% through those periods, as set forth in the FXY Daily Rate chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to an increase in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee increased from $206,394 for the three months ended March 31, 2020 to $224,067 for the three months ended March 31, 2021. Because the annual interest rate paid by the Depository remained below 0.00% at the end of March 31, 2021, the Trust incurred interest expense on currency deposits. Due primarily to an increase in the weighted-average Japanese Yen in the Trust, interest expense on currency deposits increased from $105,310 for the three months ended March 31, 2020 to $113,621 for the three months ended March 31, 2021. The only expenses of the Trust during the three months ended March 31, 2021 and 2020 were the Sponsor’s fee and interest expense on currency deposits.

The Trust’s net comprehensive income (loss) for the three months ended March 31, 2021 was $(337,688) due to the Sponsor’s fee of $224,067 and interest expense on currency deposits of $113,621 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the three months ended March 31, 2020 was $(311,704) due to the Sponsor’s fee of $206,394 and interest expense on currency deposits of $105,310 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended March 31, 2020 and the three months ended March 31, 2021 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as described above with respect to fluctuations in the Japanese Yen/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 1A. Risk Factors

          There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, filed February 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended March 31, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2021 to January 31, 2021	100,000	$91.89
February 1, 2021 to February 28, 2021	—	$—
March 1, 2021 to March 31, 2021	450,000	$86.79
Total	550,000	$87.71

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 6, 2021	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: May 6, 2021	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools