Form 10-Q
period 2021-09-30
Invesco CurrencyShares Japanese Yen Trust
filed 2021-11-05
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2021: 2,350,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

September 30, 2021 and December 31, 2020

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Japanese Yen deposits, interest bearing	$198,073,902	$247,053,789
Total Assets	$198,073,902	$247,053,789

Liabilities
Accrued Sponsor's fee	$65,105	$84,581
Accrued interest expense on currency deposits	33,013	43,007
Total Liabilities	98,118	127,588
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 2,350,000 and 2,700,000 issued and outstanding, respectively	197,975,784	246,926,201
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$198,073,902	$247,053,789

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(198,112)	(254,022)	(587,496)	(719,814)
Interest Expense on currency deposits	(100,491)	(129,243)	(298,067)	(366,502)
Total Expenses	(298,603)	(383,265)	(885,563)	(1,086,316)
Net Comprehensive Income (Loss)	$(298,603)	$(383,265)	$(885,563)	$(1,086,316)
Basic and Diluted Earnings (Loss) per Share	$(0.13)	$(0.14)	$(0.39)	$(0.40)
Weighted-average Shares Outstanding	2,311,957	2,832,609	2,254,029	2,717,883

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2021	$—	$—	2,150,000	$182,357,233
Purchases of Shares	—	—	200,000	17,105,401
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	200,000	17,105,401
Net Comprehensive Income (Loss)	(298,603)	(298,603)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	298,603	298,603		(298,603)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,188,247)
Balance at September 30, 2021	$—	$—	2,350,000	$197,975,784

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

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2020	$—	$—	2,700,000	$246,926,201
Purchases of Shares	—	—	550,000	47,226,990
Redemption of Shares	—	—	(900,000)	(78,429,814)
Net Increase (Decrease) due to Share Transactions	—	—	(350,000)	(31,202,824)
Net Comprehensive Income (Loss)	(885,563)	(885,563)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	885,563	885,563		(885,563)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(16,862,030)
Balance at September 30, 2021	$—	$—	2,350,000	$197,975,784

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

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(885,563)	$(1,086,316)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(19,476)	21,734
Accrued interest expense	(9,994)	11,136
Net cash provided by (used in) operating activities	(915,033)	(1,053,446)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	47,226,990	223,565,910
Redemptions of redeemable capital Shares	(78,429,814)	(161,124,939)
Net cash provided by (used in) financing activities	(31,202,824)	62,440,971
Effect of exchange rate on cash	(16,862,030)	5,987,729
Net change in cash	(48,979,887)	67,375,254
Cash at beginning of period	247,053,789	183,656,837
Cash at end of period	$198,073,902	$251,032,091

Supplemental disclosure of cash flow information
Cash paid for interest	$308,061	$355,366

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

September 30, 2021

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

Note 2 - Organization

The Invesco CurrencyShares® Japanese Yen Trust (the “Trust”) was formed under the laws of the State of New York on February 1, 2007 when the Sponsor deposited 10,000 Japanese Yen in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Invesco Capital Management. The Trust has an unlimited number of shares authorized for issuance.

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and nine months ended September 30, 2021 and 2020 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2021 was an annual nominal rate of -0.20%. For the nine months ended September 30, 2021, there were Japanese Yen principal deposits of 5,178,701,476 Japanese Yen principal redemptions of 8,487,484,406 and Japanese Yen withdrawals (to pay expenses) of 98,189,851 resulting in an ending Japanese Yen principal balance of 22,100,095,676. This equates to 198,073,902 USD. For the year ended December 31, 2020, there were Japanese Yen principal deposits of 24,652,512,877, Japanese Yen principal redemptions of 19,901,290,156 and Japanese Yen withdrawals (to pay expenses) of 153,028,653, resulting in an ending Japanese Yen principal balance of 25,507,068,457. This equates to 247,053,789 USD.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2021 was an annual nominal rate of -0.20%. The following chart provides the daily rate paid by the Depository since September 30, 2016:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2021.

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

Results of Operations

During the nine months ended September 30, 2021, an additional 550,000 Shares were created in exchange for 5,178,701,476 Japanese Yen and 900,000 Shares were redeemed in exchange for 8,487,484,406 Japanese Yen. In addition, 98,189,851 Japanese Yen were withdrawn to pay the Sponsor’s fee and the interest expense on currency deposits, due to the negative interest rate. As of September 30, 2021, the number of Japanese Yen owned by the Trust was 22,100,095,676, resulting in a redeemable capital Share value of $197,975,784. During the year ended December 31, 2020, an additional 2,600,000 Shares were created in exchange for 24,652,512,877 Japanese Yen and 2,100,000 Shares were redeemed in exchange for 19,901,290,156 Japanese Yen. In addition, 153,028,653 Japanese Yen were withdrawn to pay the Sponsor’s fee and the interest expense on currency deposits, due to the negative interest rate. As of December 31, 2020, the number of Japanese Yen owned by the Trust was 25,507,068,457, resulting in a redeemable capital Share value of $246,926,201.

A decrease in the Trust’s redeemable capital Share value from $246,926,201 at December 31, 2020 to $197,975,784 at September 30, 2021, was primarily the result of a decrease in the number of Shares outstanding from 2,700,000 at December 31, 2020 to 2,350,000 at September 30, 2021 coupled with a decrease in the Closing Spot Rate from 0.00969 at December 31, 2020 to 0.008963 at September 30, 2021.

No interest income was earned during the three and nine months ended September 30, 2021 and 2020, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the FXY Daily Rate chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Japanese Yen in the Trust. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, the Sponsor’s fee decreased from $254,022 for the three months ended September 30, 2020 to $198,112 for the three months ended September 30, 2021, and decreased from $719,814 for the nine months ended September 30, 2020 to $587,496 for the nine months ended September 30, 2021. Because the annual interest rate paid by the Depository remained below 0.00% at the end of September 30, 2021, the Trust incurred interest expense on currency deposits. Due primarily to a decrease in the weighted-average Japanese Yen in the Trust, interest expense on currency deposits decreased from $129,243 for the three months ended September 30, 2020 to $100,491 for the three months ended September 30, 2021, and decreased from $366,502 for the nine months ended September 30, 2020 to $298,067 for the nine months ended September 30, 2021. The only expenses of the Trust during the three and nine months ended September 30, 2021 and 2020 were the Sponsor’s fee and interest expense on currency deposits.

The Trust’s net comprehensive income (loss) for the three months ended September 30, 2021 was $(298,603) due to the Sponsor’s fee of $198,112 and interest expense on currency deposits of $100,491 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the three months ended September 30, 2020 was $(383,265) due to the Sponsor’s fee of $254,022 and interest expense on currency deposits of $129,243 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2021 was $(885,563) due to the Sponsor’s fee of $587,496 and interest expense on currency deposits of $298,067 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2020 was $(1,086,316) due to the Sponsor’s fee of $719,814 and interest expense on currency deposits of $366,502 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three and nine months ended September 30, 2021 and 2020 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2021 to July 31, 2021	—	$—
August 1, 2021 to August 31, 2021	—	$—
September 1, 2021 to September 30, 2021	—	$—
Total	—	$—

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 4, 2021	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 4, 2021	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools