Form 10-Q
period 2022-06-30
Invesco CurrencyShares Japanese Yen Trust
filed 2022-08-05
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2022: 2,100,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Japanese Yen deposits, interest bearing	$144,717,046	$171,244,773
Total Assets	$144,717,046	$171,244,773

Liabilities
Accrued Sponsor's fee	$49,832	$60,306
Accrued interest expense on currency deposits	25,269	30,580
Total Liabilities	75,101	90,886
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 2,100,000 and 2,100,000 issued and outstanding, respectively	144,641,945	171,153,887
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$144,717,046	$171,244,773

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(163,058)	(165,317)	(341,250)	(389,384)
Interest Expense on currency deposits	(82,719)	(83,833)	(173,212)	(197,454)
Total Expenses	(245,777)	(249,150)	(514,462)	(586,838)
Net Comprehensive Income (Loss)	$(245,777)	$(249,150)	$(514,462)	$(586,838)
Basic and Diluted Earnings (Loss) per Share	$(0.11)	$(0.13)	$(0.23)	$(0.26)
Weighted-average Shares Outstanding	2,249,451	1,921,429	2,256,906	2,224,586

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2022	$—	$—	2,300,000	$177,585,507
Purchases of Shares	—	—	300,000	21,273,724
Redemption of Shares	—	—	(500,000)	(34,963,092)
Net Increase (Decrease) due to Share Transactions	—	—	(200,000)	(13,689,368)
Net Comprehensive Income (Loss)	(245,777)	(245,777)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	245,777	245,777	—	(245,777)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(19,008,417)
Balance at June 30, 2022	$—	$—	2,100,000	$144,641,945

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2021	$—	$—	2,200,000	$187,708,098
Purchases of Shares	—	—	300,000	25,580,220
Redemption of Shares	—	—	(350,000)	(30,187,035)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(4,606,815)
Net Comprehensive Income (Loss)	(249,150)	(249,150)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	249,150	249,150	—	(249,150)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(494,900)
Balance at June 30, 2021	$—	$—	2,150,000	$182,357,233

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	2,100,000	$171,153,887
Purchases of Shares	—	—	850,000	65,761,031
Redemption of Shares	—	—	(850,000)	(63,394,887)
Net Increase (Decrease) due to Share Transactions	—	—	—	2,366,144
Net Comprehensive Income (Loss)	(514,462)	(514,462)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	514,462	514,462		(514,462)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(28,363,624)
Balance at June 30, 2022	$—	$—	2,100,000	$144,641,945

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

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(514,462)	$(586,838)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(10,474)	(31,399)
Accrued interest expense	(5,311)	(16,040)
Net cash provided by (used in) operating activities	(530,247)	(634,277)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	65,761,031	25,880,725
Redemptions of redeemable capital Shares	(63,394,887)	(78,429,814)
Net cash provided by (used in) financing activities	2,366,144	(52,549,089)
Effect of exchange rate on cash	(28,363,624)	(15,673,906)
Net change in cash	(26,527,727)	(68,857,272)
Cash at beginning of period	171,244,773	247,053,789
Cash at end of period	$144,717,046	$178,196,517

Supplemental disclosure of cash flow information
Cash paid for interest	$178,523	$213,494

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

June 30, 2022

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and six months ended June 30, 2022 and 2021 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2022 was an annual nominal rate of -0.20%. For the six months ended June 30, 2022, there were Japanese Yen principal deposits of 7,967,892,676, Japanese Yen principal redemptions of 7,963,694,116 and Japanese Yen withdrawals (to pay expenses) of 63,352,103, resulting in an ending Japanese Yen principal balance of 19,660,538,341. This equates to 144,717,076 USD. For the year ended December 31, 2021, there were Japanese Yen principal deposits of 7,056,729,586, Japanese Yen principal redemptions of 12,713,904,335 and Japanese Yen withdrawals (to pay expenses) of 130,201,824, resulting in an ending Japanese Yen principal balance of 19,719,691,884. This equates to 171,244,773 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2022 was an annual nominal rate of -0.20%. The following chart provides the daily rate paid by the Depository since June 30, 2017:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended June 30, 2022.

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

Results of Operations

During the three and six months ended June 30, 2022 and 2021, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility and uncertainty caused by the novel coronavirus known as COVID-19, which is considered to be an unusual or infrequent event. Additionally, the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2022 was, in part, impacted by the Russia-Ukraine conflict, which is also considered to be an unusual or infrequent event. Although the full and direct impact of COVID-19 and the Russia-Ukraine conflict on the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2022 and 2021 cannot be known, it is believed that COVID-19 and the Russia-Ukraine conflict have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Japanese Yen (JPY/USD) went into freefall in the second quarter of the year, plunging to the lowest since 1998 as the Federal Reserve (Fed) (and other western central banks) became increasingly hawkish, boosting rate hike expectations, while the Bank of Japan kept its ultra-easy monetary policy stance. The country has struggled to fully recover from the pandemic and soaring global inflation due to the war in Ukraine added additional pressure on Japan’s post-pandemic economic recovery, given the country is a net importer. A rallying USD amid heightened safe haven demand further weighed on the pair.

The Japanese Yen (JPY/USD) depreciated slightly in the second quarter of 2021 with performance largely dominated by moves in the U.S. dollar. The greenback weakened at the start of the quarter due to the U.S.’s lagged recovery from COVID-19 lockdowns and falling treasury yields in response to a more dovish Federal Reserve (Fed) but spiked to end the quarter as the resurgence of COVID-19 concerns in Europe boosted the call for safe havens.

The Japanese Yen (JPY/USD) depreciated by over 15% against the U.S. dollar in the first half of 2022, with the currency pair going into freefall in the second quarter and hitting the lowest since 1998, as the Bank of Japan’s aggressive monetary easing further diverged from the U.S.’s (and many other key central banks’) increasingly hawkish stance. In addition, given Japan is a net energy importer, elevated commodity prices/ soaring global inflation resulting from the war in Ukraine further pressured the currency pair.

The Japanese Yen (JPY/USD) ended the first half of 2021 with sharp negative performance, pressured by a rebounding U.S. dollar and dimming safe haven demand. Optimism for the U.S. economic recovery and vaccine rollouts helped to strengthen treasury yields and hence boosted the greenback, while increasing expectations for a strong global economic recovery, amid easing lockdowns, and a general improvement in investor’s risk appetite reduced investor demand for safe havens like the JPY.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended June 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2022 to April 30, 2022	50,000	$73.37
May 1, 2022 to May 30, 2022	—	$—
June 1, 2022 to June 30, 2022	450,000	$69.54
Total	500,000	$69.93

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 4, 2022	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 4, 2022	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools