Form 10-Q
period 2023-03-31
Invesco CurrencyShares Japanese Yen Trust
filed 2023-05-09
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2023: 3,150,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

March 31, 2023 and December 31, 2022

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Japanese Yen deposits, interest bearing	$220,588,698	$187,461,552
Total Assets	$220,588,698	$187,461,552

Liabilities
Accrued Sponsor's fee	$75,535	$64,135
Accrued interest expense on currency deposits	38,361	32,523
Total Liabilities	113,896	96,658
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 3,150,000 and 2,650,000 issued and outstanding, respectively	220,474,802	187,364,894
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$220,588,698	$187,461,552

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Income
Interest Income	$—	$—
Total Income	—	—
Expenses
Sponsor’s fee	(224,633)	(178,192)
Interest Expense on currency deposits	(113,975)	(90,493)
Total Expenses	(338,608)	(268,685)
Net Comprehensive Income (Loss)	$(338,608)	$(268,685)
Basic and Diluted Earnings (Loss) per Share	$(0.10)	$(0.12)
Weighted-average Shares Outstanding	3,257,778	2,264,444

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	2,650,000	$187,364,894
Purchases of Shares	—	—	1,050,000	74,706,667
Redemption of Shares	—	—	(550,000)	(38,567,749)
Net Increase (Decrease) due to Share Transactions	—	—	500,000	36,138,918
Net Comprehensive Income (Loss)	(338,608)	(338,608)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	338,608	338,608	—	(338,608)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(2,690,402)
Balance at March 31, 2023	$—	$—	3,150,000	$220,474,802

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

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(338,608)	$(268,685)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	11,400	(1,314)
Accrued interest expense	5,838	(537)
Net cash provided by (used in) operating activities	(321,370)	(270,536)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	74,706,667	44,487,307
Redemptions of redeemable capital Shares	(38,567,749)	(28,431,795)
Net cash provided by (used in) financing activities	36,138,918	16,055,512
Effect of exchange rate on cash	(2,690,402)	(9,355,207)
Net change in cash	33,127,146	6,429,769
Cash at beginning of period	187,461,552	171,244,773
Cash at end of period	$220,588,698	$177,674,542

Supplemental disclosure of cash flow information
Cash paid for interest	$119,813	$91,030

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

March 31, 2023

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three months ended March 31, 2023 and 2022 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2023 was an annual nominal rate of -0.20%. For the three months ended March 31, 2023, there were Japanese Yen principal deposits of 9,792,537,877, Japanese Yen principal redemptions of 5,126,601,925 and Japanese Yen withdrawals (to pay expenses) of 42,400,647, resulting in an ending Japanese Yen principal balance of 29,358,149,838. This equates to 220,588,698 USD. For the year ended December 31, 2022, there were Japanese Yen principal deposits of 21,053,881,528, Japanese Yen principal redemptions of 15,902,847,088 and Japanese Yen withdrawals (to pay expenses) of 136,111,791, resulting in an ending Japanese Yen principal balance of 24,734,614,533. This equates to 187,461,552 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2023 was an annual nominal rate of -0.20%. The following chart provides the daily rate paid by the Depository since March 31, 2018:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2023.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2022.

Results of Operations

During the three months ended March 31, 2023 and 2022, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from the US banking sector turmoil for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and the US banking sector turmoil, on the Trust's net comprehensive income (loss) during the three months ended March 31, 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Japanese Yen (JPY/USD) ended the first quarter of 2023 down slightly. While in mid-January the yen did surge on speculation that the Bank of Japan ("BoJ") was going to change its ultra-loose monetary and yield curve control policies after the BoJ allowed the key long-term government bond yield to move in a wider range, the central bank quickly defied this with its announcement to remain status quo. As a result of this and a strengthening dollar through February and early March, the currency pair plunged into deep negative territory. However, the yen did recover quite significantly for the remainder of March as the dollar weakened on US banking sector turmoil. Another bullish factor for JPY through the second half of the quarter was the appointment of a new BoJ governor which reignited hopes for a shift in the central bank’s ultra-loose policies, though uncertainty of this continued to cause volatility through the balance of the quarter.

Consistent with the first quarter of 2021, the Japanese Yen (JPY/USD) was the worst performing G10 currency for the first quarter of 2022, with the Japanese Yen plunging to a seven-year low against the U.S. Dollar in March 2022. The Bank of Japan’s aggressive monetary easing diverged further from the U.S. Federal Reserve’s (and many other key central banks’) increasingly hawkish stance, pushing their interest-rate differential to the widest since 2019. In addition, given Japan is a net energy importer, surging commodity prices resulting from the Russia-Ukraine conflict further pressured the currency, eliminating some of its safehaven appeal.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended March 31, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2023 to January 31, 2023	—	$—
February 1, 2023 to February 28, 2023	350,000	$70.05
March 1, 2023 to March 31, 2023	200,000	$70.01
Total	550,000	$70.04

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information l

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 8, 2023	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: May 8, 2023	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools