Form 10-Q
period 2023-06-30
Invesco CurrencyShares Japanese Yen Trust
filed 2023-08-04
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2023: 3,500,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Japanese Yen deposits, interest bearing	$218,931,784	$187,461,552
Subscriptions Receivable	6,435,399	—
Total Assets	$225,367,183	$187,461,552

Liabilities
Accrued Sponsor's fee	$87,439	$64,135
Accrued interest expense on currency deposits	44,399	32,523
Total Liabilities	131,838	96,658
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 3,500,000 and 2,650,000 issued and outstanding, respectively	225,235,345	187,364,894
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$225,367,183	$187,461,552

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(256,042)	(163,058)	(480,675)	(341,250)
Interest Expense on currency deposits	(129,901)	(82,719)	(243,876)	(173,212)
Total Expenses	(385,943)	(245,777)	(724,551)	(514,462)
Net Comprehensive Income (Loss)	$(385,943)	$(245,777)	$(724,551)	$(514,462)
Basic and Diluted Earnings (Loss) per Share	$(0.10)	$(0.11)	$(0.21)	$(0.23)
Weighted-average Shares Outstanding	3,800,549	2,249,451	3,530,663	2,256,906

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2023	$—	$—	3,150,000	$220,474,802
Purchases of Shares	—	—	1,400,000	96,226,985
Redemption of Shares	—	—	(1,050,000)	(69,196,044)
Net Increase (Decrease) due to Share Transactions	—	—	350,000	27,030,941
Net Comprehensive Income (Loss)	(385,943)	(385,943)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	385,943	385,943	—	(385,943)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(21,884,455)
Balance at June 30, 2023	$—	$—	3,500,000	$225,235,345

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

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	2,650,000	$187,364,894
Purchases of Shares	—	—	2,450,000	170,933,652
Redemption of Shares	—	—	(1,600,000)	(107,763,792)
Net Increase (Decrease) due to Share Transactions	—	—	850,000	63,169,860
Net Comprehensive Income (Loss)	(724,551)	(724,551)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	724,551	724,551	—	(724,551)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(24,574,858)
Balance at June 30, 2023	$—	$—	3,500,000	$225,235,345

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	2,100,000	$171,153,887
Purchases of Shares	—	—	850,000	65,761,031
Redemption of Shares	—	—	(850,000)	(63,394,887)
Net Increase (Decrease) due to Share Transactions	—	—	—	2,366,144
Net Comprehensive Income (Loss)	(514,462)	(514,462)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	514,462	514,462	—	(514,462)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(28,363,624)
Balance at June 30, 2022	$—	$—	2,100,000	$144,641,945

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(724,551)	$(514,462)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	23,304	(10,474)
Accrued interest expense	11,876	(5,311)
Net cash provided by (used in) operating activities	(689,371)	(530,247)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	164,502,258	65,761,031
Redemptions of redeemable capital Shares	(107,763,792)	(63,394,887)
Net cash provided by (used in) financing activities	56,738,466	2,366,144
Effect of exchange rate on cash	(24,578,863)	(28,363,624)
Net change in cash	31,470,232	(26,527,727)
Cash at beginning of period	187,461,552	171,244,773
Cash at end of period	$218,931,784	$144,717,046

Supplemental disclosure of cash flow information
Cash paid for interest	$232,000	$178,523

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

June 30, 2023

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and six months ended June 30, 2023 and 2022 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2023 was an annual nominal rate of -0.20%. For the six months ended June 30, 2023, there were Japanese Yen principal deposits of 22,825,357,760, Japanese Yen principal redemptions of 14,895,014,431 and Japanese Yen withdrawals (to pay expenses) of 91,512,120, resulting in an ending Japanese Yen principal balance of 32,573,445,742. This equates to 225,367,183 USD (which includes USD subscriptions receivable). For the year ended December 31, 2022, there were Japanese Yen principal deposits of 21,053,881,528, Japanese Yen principal redemptions of 15,902,847,088 and Japanese Yen withdrawals (to pay expenses) of 136,111,791, resulting in an ending Japanese Yen principal balance of 24,734,614,533. This equates to 187,461,552 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2023 was an annual nominal rate of -0.20%. The following chart provides the daily rate paid by the Depository since June 30, 2018:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended June 30, 2023.

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

Results of Operations

During the three and six months ended June 30, 2023 and 2022, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from the US banking sector turmoil and ambiguity around the Federal Reserve’s tightening cycle, for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and the US banking sector turmoil, on the Trust’s net comprehensive income (loss) during the three and six months ended March 31, 2023 and 2022 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Japanese Yen (JPY/USD) fell sharply in the second quarter of 2023 with the Trust down over 8%, sitting at the lowest since early November 2022. While central banks around the world continued to tighten, the Bank of Japan remained committed to its ultra-loose monetary policy amid low inflation, causing global interest rate differentials with the JPY to widen further. U.S. dollar strength in May, supported by hawkish Fed comments and an expected significant drop in US inflation, also added downward pressure to the currency pair.

The Japanese Yen (JPY/USD) went into freefall in the second quarter of 2022, plunging to the lowest since 1998, as the Federal Reserve (Fed) (and other western central banks) became increasingly hawkish, boosting rate hike expectations, while the Bank of Japan kept its ultra-easy monetary policy stance. The country has struggled to fully recover from the pandemic and soaring global inflation, due to the war in Ukraine adding additional pressure on Japan’s post-pandemic economic recovery, given the country is a net importer. A rallying USD amid heightened safe haven demand further weighed on the pair.

The Japanese Yen (JPY/USD) ended the first half of 2023 down sharply, mostly driven by losses in the second quarter. While in mid-Jan the Yen did surge on speculation that the Bank of Japan (BoJ) was going to change its ultra-loose monetary and yield curve control policies after the BoJ allowed the key long-term government bond yield to move in a wider range, the central bank quickly defied this with its announcement to remain status quo. As a result of this and a strengthening dollar through Feb and early March, the currency pair plunged. While the Yen did recover quite significantly for the remainder of March as the dollar weakened on US banking sector turmoil, prices returned to tumbling in Q2. Like Q1, the BoJ remained ultra-committed to its dovish monetary policy while other central banks hiked, causing global interest rate differentials to the JPY to widen even further – lower interest rates deter investors.

The Japanese Yen (JPY/USD) depreciated by over 15% against the U.S. dollar in the first half of 2022, with the currency pair going into freefall in the second quarter and hitting the lowest since 1998, as the Bank of Japan’s aggressive monetary easing further diverged from the U.S.’s (and many other key central banks’) increasingly hawkish stance. In addition, given Japan is a net energy importer, elevated commodity prices and soaring global inflation resulting from the war in Ukraine further pressured the currency pair.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended June 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2023 to April 30, 2023	50,000	$64.42
May 1, 2023 to May 31, 2023	—	$—
June 1, 2023 to June 30, 2023	1,000,000	$64.36
Total	1,050,000	$64.37

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 3, 2023	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 3, 2023	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools