Form 10-Q
period 2023-09-30
Invesco CurrencyShares Japanese Yen Trust
filed 2023-11-08
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2023: 3,500,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Japanese Yen deposits, interest bearing	$217,930,274	$187,461,552

Liabilities
Accrued Sponsor's fee	$70,234	$64,135
Accrued interest expense on currency deposits	35,616	32,523
Total Liabilities	105,850	96,658
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 3,500,000 and 2,650,000 issued and outstanding, respectively	217,824,424	187,364,894
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$217,930,274	$187,461,552

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(225,955)	(171,118)	(706,630)	(512,368)
Interest Expense on currency deposits	(114,487)	(86,773)	(358,363)	(259,985)
Total Expenses	(340,442)	(257,891)	(1,064,993)	(772,353)
Net Comprehensive Income (Loss)	$(340,442)	$(257,891)	$(1,064,993)	$(772,353)
Basic and Diluted Earnings (Loss) per Share	$(0.10)	$(0.10)	$(0.30)	$(0.33)
Weighted-average Shares Outstanding	3,477,717	2,541,304	3,512,821	2,352,747

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2023	$—	$—	3,500,000	$225,235,345
Purchases of Shares	—	—	650,000	41,813,071
Redemption of Shares	—	—	(650,000)	(41,855,952)
Net Increase (Decrease) due to Share Transactions	—	—	—	(42,881)
Net Comprehensive Income (Loss)	(340,442)	(340,442)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	340,442	340,442	—	(340,442)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(7,027,598)
Balance at September 30, 2023	$—	$—	3,500,000	$217,824,424

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

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	2,650,000	$187,364,894
Purchases of Shares	—	—	3,100,000	212,746,723
Redemption of Shares	—	—	(2,250,000)	(149,619,744)
Net Increase (Decrease) due to Share Transactions	—	—	850,000	63,126,979
Net Comprehensive Income (Loss)	(1,064,993)	(1,064,993)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,064,993	1,064,993	—	(1,064,993)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(31,602,456)
Balance at September 30, 2023	$—	$—	3,500,000	$217,824,424

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	2,100,000	$171,153,887
Purchases of Shares	—	—	1,950,000	139,917,652
Redemption of Shares	—	—	(1,150,000)	(83,604,835)
Net Increase (Decrease) due to Share Transactions	—	—	800,000	56,312,817
Net Comprehensive Income (Loss)	(772,353)	(772,353)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	772,353	772,353	—	(772,353)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(39,501,070)
Balance at September 30, 2022	$—	$—	2,900,000	$187,193,281

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,064,993)	$(772,353)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	6,099	262
Accrued interest expense	3,093	134
Net cash provided by (used in) operating activities	(1,055,801)	(771,957)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	212,746,723	139,917,652
Redemptions of redeemable capital Shares	(149,619,744)	(83,604,835)
Net cash provided by (used in) financing activities	63,126,979	56,312,817
Effect of exchange rate on cash	(31,602,456)	(39,501,070)
Net change in cash	30,468,722	16,039,790
Cash at beginning of period	187,461,552	171,244,773
Cash at end of period	$217,930,274	$187,284,563

Supplemental disclosure of cash flow information
Cash paid for interest	$355,270	$259,851

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and nine months ended September 30, 2023 and 2022 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2023 was an annual nominal rate of -0.20%. For the nine months ended September 30, 2023, there were Japanese Yen principal deposits of 28,866,244,558, Japanese Yen principal redemptions of 20,936,241,082 and Japanese Yen withdrawals (to pay expenses) of 143,972,897, resulting in an ending Japanese Yen principal balance of 32,520,645,112. This equates to 217,930,274 USD. For the year ended December 31, 2022, there were Japanese Yen principal deposits of 21,053,881,528, Japanese Yen principal redemptions of 15,902,847,088 and Japanese Yen withdrawals (to pay expenses) of 136,111,791, resulting in an ending Japanese Yen principal balance of 24,734,614,533. This equates to 187,461,552 USD.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2023 was an annual nominal rate of -0.20%. The following chart provides the daily rate paid by the Depository since September 30, 2018:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2023.

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

Results of Operations

During the three and nine months ended September 30, 2023 and 2022, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from the Federal Reserve's ambiguous messaging around its monetary policies and US banking sector turmoil, for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and the US banking sector turmoil, on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2023 and 2022 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Japanese yen (JPY/USD) continued to fall in the third quarter of 2023 on largely the same narrative. In addition to renewed dollar strength, the Bank of Japan (BoJ) stuck to its ultra-easy monetary policy. This has helped maintain the wide interest rate differential between JPY and other global currencies, making it even less attractive to hold. While the JPY did see a bump higher in early September after BoJ’s governor stated that the central bank would now be focusing on “a quiet exit” from its ultra-loose monetary policy, those gains were quickly wiped out.

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

The Japanese yen (JPY/USD) ended the first three quarters of 2023 down 12% – most of the losses were from Q2 but the pair posted losses in all three quarters. While in mid-Jan the yen did surge on speculation that the Bank of Japan (BoJ) was going to change its ultra-loose monetary and yield curve control policies after the BoJ allowed the key long-term government bond yield to move in a wider range, the central bank quickly defied this with its announcement to remain status quo. As a result of this and a strengthening dollar through Feb and early March, the currency pair plunged. While the yen did recover quite significantly for the remainder of March as the dollar weakened on US banking sector turmoil, prices returned to tumbling in Q2. Like Q1, the BoJ remained ultra-committed to its dovish monetary policy while other central banks hiked, causing global interest rate differentials to the JPY to widen even further – lower interest rates deter investors. Q3 was a continuation of the same “ultra-low” narrative, though renewed US dollar strength added additional pressure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the Japanese Yen/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	100,000	$66.26
August 1, 2023 to August 31, 2023	450,000	$64.37
September 1, 2023 to September 30, 2023	100,000	$62.63
Total	650,000	$64.39

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 7, 2023	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 7, 2023	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools