Form 10-Q
period 2024-03-31
Invesco CurrencyShares Japanese Yen Trust
filed 2024-05-08
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2024: 5,600,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

March 31, 2024 and December 31, 2023

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Japanese Yen deposits, interest bearing	$339,708,146	$312,587,509
Subscriptions Receivable	3,059,212	—
Total Assets	$342,767,358	$312,587,509

Liabilities
Accrued Sponsor's fee	$104,702	$99,069
Accrued interest expense on currency deposits	53,239	50,137
Total Liabilities	157,941	149,206
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 5,600,000 and 4,750,000 issued and outstanding, respectively	342,609,417	312,438,303
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$342,767,358	$312,587,509

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Income
Interest Income	$—	$—
Total Income	—	—
Expenses
Sponsor’s fee	(305,557)	(224,633)
Interest Expense on currency deposits	(155,415)	(113,975)
Total Expenses	(460,972)	(338,608)
Net Comprehensive Income (Loss)	$(460,972)	$(338,608)
Basic and Diluted Earnings (Loss) per Share	$(0.09)	$(0.10)
Weighted-average Shares Outstanding	4,954,396	3,257,778

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	4,750,000	$312,438,303
Purchases of Shares	—	—	1,100,000	68,337,463
Redemption of Shares	—	—	(250,000)	(15,712,161)
Net Increase (Decrease) due to Share Transactions	—	—	850,000	52,625,302
Net Comprehensive Income (Loss)	(460,972)	(460,972)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	460,972	460,972	—	(460,972)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(21,993,216)
Balance at March 31, 2024	$—	$—	5,600,000	$342,609,417

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

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(460,972)	$(338,608)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	5,633	11,400
Accrued interest expense	3,102	5,838
Net cash provided by (used in) operating activities	(452,237)	(321,370)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	65,278,857	74,706,667
Redemptions of redeemable capital Shares	(15,712,161)	(38,567,749)
Net cash provided by (used in) financing activities	49,566,696	36,138,918
Effect of exchange rate on cash	(21,993,822)	(2,690,402)
Net change in cash	27,120,637	33,127,146
Cash at beginning of period	312,587,509	187,461,552
Cash at end of period	$339,708,146	$220,588,698

Supplemental disclosure of cash flow information
Cash paid for interest	$152,313	$119,813

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

March 31, 2024

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

The Trust maintains its books and records in Japanese Yen. For financial statement reporting purposes, the USD is the reporting currency. As a result, the financial records of the Trust are translated from Japanese Yen to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. The redeemable capital Shares are adjusted to redemption value and these adjustments are recorded against retained earnings.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three months ended March 31, 2024 and 2023 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2024 was an annual nominal rate of -0.20%. For the three months ended March 31, 2024, there were Japanese Yen principal deposits of 10,190,196,394, Japanese Yen principal redemptions of 2,317,095,048 and Japanese Yen withdrawals (to pay expenses) of 65,562,500, resulting in an ending Japanese Yen principal balance of 51,876,125,845. This equates to 342,767,358 USD (which includes USD subscriptions receivable). For the year ended December 31, 2023, there were Japanese Yen principal deposits of 40,464,676,109, Japanese Yen principal redemptions of 20,936,241,082 and Japanese Yen withdrawals (to pay expenses) of 194,462,561, resulting in an ending Japanese Yen principal balance of 44,068,586,999. This equates to 312,587,509 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2024 was an annual nominal rate of -0.20%. The following chart provides the daily rate paid by the Depository since March 31, 2019:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2024.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2023.

Results of Operations

During the three months ended March 31, 2024 and 2023, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2024, and the US banking sector turmoil for 2023, which are considered to be unusual or infrequent events. Although the full and direct impact of Fed easing expectations, rising geopolitical tensions, and the US banking sector turmoil, on the Trust’s net comprehensive income (loss) during the three months ended March 31, 2024 and 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Japanese Yen (JPY/USD) continued lower in the first quarter of 2024, sliding to the weakest level against the USD in nearly 34 years. While the pair recovered slightly in early March after the Bank of Japan (“BoJ”) raised rates for the first time since 2007, those gains were short-lived. Contrary to what the market had hoped, the central bank remained committed to its ultra-loose monetary policy. On the other hand, the USD stayed strong through the quarter, supported by the Fed’s higher-for-longer rhetoric, stickier-than-expected US inflation, US economic resilience, and heightened geopolitical tensions.

The Japanese Yen (JPY/USD) ended the first quarter of 2023 down slightly. While in mid-January the yen did surge on speculation that the BoJ was going to change its ultra-loose monetary and yield curve control policies after the BoJ allowed the key long-term government bond yield to move in a wider range, the central bank quickly defied this with its announcement to remain status quo. As a result of this and a strengthening USD through February and early March, the currency pair plunged into deep negative territory. However, the yen did recover quite significantly for the remainder of March as the USD weakened on US banking sector turmoil. Another bullish factor for yen through the second half of the quarter was the appointment of a new BoJ governor which reignited hopes for a shift in the central bank’s ultra-loose policies, though uncertainty of this continued to cause volatility through the balance of the quarter.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended March 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2024 to January 31, 2024	100,000	$64.43
February 1, 2024 to February 29, 2024	150,000	$61.80
March 1, 2024 to March 31, 2024	—	$—
Total	250,000	$62.85

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, no director or officer of the Sponsor adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 7, 2024	By:	/s/ Brian Hartigan
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 7, 2024	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools