Form 10-Q
period 2024-09-30
Invesco CurrencyShares Japanese Yen Trust
filed 2024-11-07
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2024: 7,250,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Japanese Yen deposits, interest bearing	$455,591,911	$312,587,509
Subscriptions Receivable	12,920,958	—
Total Assets	$468,512,869	$312,587,509

Liabilities
Accrued Sponsor's fee	$139,433	$99,069
Accrued interest expense on currency deposits	—	50,137
Total Liabilities	139,433	149,206
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 7,250,000 and 4,750,000 issued and outstanding, respectively	468,373,436	312,438,303
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$468,512,869	$312,587,509

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(386,753)	(225,955)	(1,044,903)	(706,630)
Interest Expense on currency deposits	—	(114,487)	(155,536)	(358,363)
Total Expenses	(386,753)	(340,442)	(1,200,439)	(1,064,993)
Net Comprehensive Income (Loss)	$(386,753)	$(340,442)	$(1,200,439)	$(1,064,993)
Basic and Diluted Earnings (Loss) per Share	$(0.06)	$(0.10)	$(0.21)	$(0.30)
Weighted-average Shares Outstanding	6,232,065	3,477,717	5,723,540	3,512,821

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2024	$—	$—	5,900,000	$339,274,602
Purchases of Shares	—	—	1,650,000	104,987,903
Redemption of Shares	—	—	(300,000)	(19,273,963)
Net Increase (Decrease) due to Share Transactions	—	—	1,350,000	85,713,940
Net Comprehensive Income (Loss)	(386,753)	(386,753)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	386,753	386,753	—	(386,753)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	43,771,647
Balance at September 30, 2024	$—	$—	7,250,000	$468,373,436

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2023	$—	$—	3,500,000	$225,235,345
Purchases of Shares	—	—	650,000	41,813,071
Redemption of Shares	—	—	(650,000)	(41,855,952)
Net Increase (Decrease) due to Share Transactions	—	—	—	(42,881)
Net Comprehensive Income (Loss)	(340,442)	(340,442)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	340,442	340,442	—	(340,442)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(7,027,598)
Balance at September 30, 2023	$—	$—	3,500,000	$217,824,424

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	4,750,000	$312,438,303
Purchases of Shares	—	—	3,550,000	221,241,137
Redemption of Shares	—	—	(1,050,000)	(64,467,427)
Net Increase (Decrease) due to Share Transactions	—	—	2,500,000	156,773,710
Net Comprehensive Income (Loss)	(1,200,439)	(1,200,439)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,200,439	1,200,439	—	(1,200,439)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	361,862
Balance at September 30, 2024	$—	$—	7,250,000	$468,373,436

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	2,650,000	$187,364,894
Purchases of Shares	—	—	3,100,000	212,746,723
Redemption of Shares	—	—	(2,250,000)	(149,619,744)
Net Increase (Decrease) due to Share Transactions	—	—	850,000	63,126,979
Net Comprehensive Income (Loss)	(1,064,993)	(1,064,993)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,064,993	1,064,993	—	(1,064,993)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(31,602,456)
Balance at September 30, 2023	$—	$—	3,500,000	$217,824,424

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,200,439)	$(1,064,993)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	40,364	6,099
Accrued interest expense	(50,137)	3,093
Net cash provided by (used in) operating activities	(1,210,212)	(1,055,801)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	208,308,648	212,746,723
Redemptions of redeemable capital Shares	(64,467,427)	(149,619,744)
Net cash provided by (used in) financing activities	143,841,221	63,126,979
Effect of exchange rate on cash	373,393	(31,602,456)
Net change in cash	143,004,402	30,468,722
Cash at beginning of period	312,587,509	187,461,552
Cash at end of period	$455,591,911	$217,930,274

Supplemental disclosure of cash flow information
Cash paid for interest	$205,673	$355,270

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and nine months ended September 30, 2024 and 2023 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2024 was an annual nominal rate of 0.00%. For the nine months ended September 30, 2024, there were Japanese Yen principal deposits of 32,847,515,598, Japanese Yen principal redemptions of 9,717,854,783 and Japanese Yen withdrawals (to pay expenses) of 182,167,058, resulting in an ending Japanese Yen principal balance of 67,016,080,756. This equates to 468,512,869 USD (which includes USD subscriptions receivable). For the year ended December 31, 2023, there were Japanese Yen principal deposits of 40,464,676,109, Japanese Yen principal redemptions of 20,936,241,082 and Japanese Yen withdrawals (to pay expenses) of 194,462,561, resulting in an ending Japanese Yen principal balance of 44,068,586,999. This equates to 312,587,509 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2024 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since September 30, 2019:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2024.

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

Results of Operations

During the three and nine months ended September 30, 2024 and 2023, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2024, and the US banking sector turmoil for 2023, which are considered to be unusual or infrequent events. Although the full and direct impact of Fed easing expectations, rising geopolitical tensions, and the US banking sector turmoil, on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Japanese yen (JPY/USD) rallied significantly in the third quarter of 2024 supported by the surprise hike in Japanese rates in July, and the Federal Reserve’s (Fed) first rate cut in September. The unexpected hike triggered a sharp unwind of US dollar, Japanese yen carry trades (i.e., borrowing in the Japanese yen and investing it in a higher yielding asset like US treasuries), which further supported the pair. The Bank of Japan (BoJ) also signaled the potential for more hikes to come which marked a pivotal shift from the central bank’s previous, unwavering commitment to its ultra-loose monetary policy. The US dollar was further weighed down by the US equity market downturn, reignited hard landing concerns, and growing uncertainty around the US election.

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

While the Japanese yen (JPY/USD) was heavily pressured in the first half of 2024, prices made a significant comeback in the third quarter, erasing earlier losses. The pair was heavily pressured in the first half of the year, with prices sliding to the weakest level against the US dollar in over three decades as the BoJ stayed committed to its ultra-loose monetary policy, while the Fed kept on with its higher-for-longer rhetoric amid sticky US inflation. However, the pair managed to make a strong comeback in the third quarter of 2024, erasing most of its previous losses, with the surprise Japanese rate hike in July boosting the yen, while the kickoff of the Fed’s easing cycle and other US macro concerns pressured the dollar.

The Japanese yen (JPY/USD) ended the first three quarters of 2023 down 12% – most of the losses were from the second quarter of 2023 but the pair posted losses in all three quarters. While in mid-Jan the yen did surge on speculation that the Bank of Japan (BoJ) was going to change its ultra-loose monetary and yield curve control policies after the BoJ allowed the key long-term government bond yield to move in a wider range, the central bank quickly defied this with its announcement to remain status quo. As a result of this and a strengthening dollar through Feb and early March, the currency pair plunged. While the yen did recover quite significantly for the remainder of March as the dollar weakened on US banking sector turmoil, prices returned to tumbling in the second quarter of 2023. Like the first quarter of 2023, the BoJ remained ultracommitted to its dovish monetary policy while other central banks hiked, causing global interest rate differentials to the JPY to widen even further – lower interest rates deter investors. The third quarter of 2023 was a continuation of the same “ultra-low” narrative, though renewed US dollar strength added additional pressure.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	—	$—
August 1, 2024 to August 31, 2024	300,000	$64.25
September 1, 2024 to September 30, 2024	—	$—
Total	300,000	$64.25

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 6, 2024	By:	/s/ Brian Hartigan
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2024	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools