Form 10-Q
period 2025-03-31
Invesco CurrencyShares Japanese Yen Trust
filed 2025-05-08
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2025: 8,900,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

March 31, 2025 and December 31, 2024

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Japanese Yen deposits, interest bearing	$549,055,814	$393,691,700
Total Assets	$549,055,814	$393,691,700

Liabilities
Redemptions payable	$—	$2,937,102
Accrued Sponsor's fee	175,213	137,213
Accrued interest expense on currency deposits	—	81
Total Liabilities	175,213	3,074,396
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 8,900,000 and 6,650,000 issued and outstanding, respectively	548,880,601	390,617,304
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$549,055,814	$393,691,700

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Income
Interest Income	$—	$—
Total Income	—	—
Expenses
Sponsor’s fee	(435,228)	(305,557)
Interest Expense on currency deposits	—	(155,415)
Total Expenses	(435,228)	(460,972)
Net Comprehensive Income (Loss)	$(435,228)	$(460,972)
Basic and Diluted Earnings (Loss) per Share	$(0.06)	$(0.09)
Weighted-average Shares Outstanding	7,349,444	4,954,396

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	6,650,000	$390,617,304
Purchases of Shares	—	—	2,450,000	151,202,890
Redemption of Shares	—	—	(200,000)	(11,821,346)
Net Increase (Decrease) due to Share Transactions	—	—	2,250,000	139,381,544
Net Comprehensive Income (Loss)	(435,228)	(435,228)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	435,228	435,228	—	(435,228)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	19,316,981
Balance at March 31, 2025	$—	$—	8,900,000	$548,880,601

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	4,750,000	$312,438,303
Purchases of Shares	—	—	1,100,000	68,337,463
Redemption of Shares	—	—	(250,000)	(15,712,161)
Net Increase (Decrease) due to Share Transactions	—	—	850,000	52,625,302
Net Comprehensive Income (Loss)	(460,972)	(460,972)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	460,972	460,972	—	(460,972)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(21,993,216)
Balance at March 31, 2024	$—	$—	5,600,000	$342,609,417

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(435,228)	$(460,972)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	38,000	5,633
Accrued interest expense	(81)	3,102
Net cash provided by (used in) operating activities	(397,309)	(452,237)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	151,202,890	65,278,857
Redemptions of redeemable capital Shares	(14,751,084)	(15,712,161)
Net cash provided by (used in) financing activities	136,451,806	49,566,696
Effect of exchange rate on cash	19,309,617	(21,993,822)
Net change in cash	155,364,114	27,120,637
Cash at beginning of period	393,691,700	312,587,509
Cash at end of period	$549,055,814	$339,708,146

Supplemental disclosure of cash flow information
Cash paid for interest	$81	$152,313

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

March 31, 2025

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three months ended March 31, 2025 and 2024 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2025 was an annual nominal rate of 0.00%. For the three months ended March 31, 2025, there were Japanese Yen principal deposits of 22,602,368,568, Japanese Yen principal redemptions of 1,845,821,991 and Japanese Yen withdrawals (to pay expenses) of 61,732,822, resulting in an ending Japanese Yen principal balance of 82,105,806,475. This equates to 549,055,814 USD. For the year ended December 31, 2024, there were Japanese Yen principal deposits of 33,771,246,366, Japanese Yen principal redemptions of 16,182,775,633 and Japanese Yen withdrawals (to pay expenses) of 246,065,012, resulting in an ending Japanese Yen principal balance of 61,410,992,720. This equates to 390,754,598 USD (which includes USD redemptions payable).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Japanese Yen, as the value of the Shares relates directly to the value of the Japanese Yen held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent Annual Report on Form 10-K, together with the modified risk factor included in Item 1A of this report, for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2025 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since March 31, 2020:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2025.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

During the three months ended March 31, 2025 and 2024, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from global tariff gyrations and mounting US recession concerns for 2025, and expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2024, which are considered to be unusual or infrequent events. Although the full and direct impact of global tariffs, US recession concerns, Fed easing expectations and rising geopolitical tensions, on the Trust’s net comprehensive income (loss) during the three months ended March 31, 2025 and 2024, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Japanese yen (JPY/USD) ended the first quarter of 2025 higher, largely thanks to US dollar (USD) weakness. Macroeconomic concerns ignited by shifting global tariff policies and mounting stagflation fears dented consumer, investor, as well as business sentiment in the US, leading to a sharp downturn in domestic financial markets. Moreover, the JPY is also gaining support from safe haven demand amid dissipating risk appetite, and expectations for rate hikes by the Bank of Japan, in contrast to rate cuts by the Federal Reserve.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed February 26, 2025.

Regulatory Matters

Changes to United States tariff and trade policies have increased the volatility of foreign exchange rates and may continue to do so. This volatility could materially and adversely affect the performance of the Shares.

The United States, under the Trump administration, has recently implemented significant tariff increases on imports from a large number of countries, affecting a broad array of goods, and has signaled that additional tariffs may be imposed. These actions are part of a broader shift in U.S. trade policy that has at times been difficult to predict. The potential for further escalation, including the imposition of new or higher tariffs with limited notice, has contributed to increased uncertainty in global markets. In response, other countries, including China, have announced retaliatory measures. These developments have contributed to increased volatility in foreign exchange markets, including fluctuations in the USD/Japanese Yen exchange rate. Sustained or increased volatility could materially and adversely affect the performance of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended March 31, 2025 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2025 to January 31, 2025	100,000	$58.59
February 1, 2025 to February 28, 2025	100,000	$59.62
March 1, 2025 to March 31, 2025	—	$—
Total	200,000	$59.11

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 7, 2025	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 7, 2025	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools