Form 10-Q
period 2025-09-30
Invesco CurrencyShares Japanese Yen Trust
filed 2025-11-07
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2025: 8,750,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Japanese Yen deposits, interest bearing	$545,494,925	$393,691,700
Total Assets	$545,494,925	$393,691,700
Liabilities
Redemptions payable	$—	$2,937,102
Accrued Sponsor's fee	183,308	137,213
Accrued interest expense on currency deposits	41	81
Total Liabilities	183,349	3,074,396
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 8,750,000 and 6,650,000 issued and outstanding, respectively	545,311,576	390,617,304
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$545,494,925	$393,691,700

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(629,876)	(386,753)	(1,903,768)	(1,044,903)
Interest Expense on currency deposits	(127)	-	(277)	(155,536)
Total Expenses	(630,003)	(386,753)	(1,904,045)	(1,200,439)
Net Comprehensive Income (Loss)	$(630,003)	$(386,753)	$(1,904,045)	$(1,200,439)
Basic and Diluted Earnings (Loss) per Share	$(0.06)	$(0.06)	$(0.19)	$(0.21)
Weighted-average Shares Outstanding	9,886,957	6,232,065	10,182,234	5,723,540

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2025	$—	$—	12,900,000	$822,813,206
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	(4,150,000)	(259,379,153)
Net Increase (Decrease) due to Share Transactions	$—	$—	(4,150,000)	$(259,379,153)
Net Comprehensive Income (Loss)	(630,003)	(630,003)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	630,003	630,003	—	(630,003)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(17,492,474)
Balance at September 30, 2025	$—	$—	8,750,000	$545,311,576

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2024	$—	$—	5,900,000	$339,274,602
Purchases of Shares	—	—	1,650,000	104,987,903
Redemption of Shares	—	—	(300,000)	(19,273,963)
Net Increase (Decrease) due to Share Transactions	$—	$—	1,350,000	$85,713,940
Net Comprehensive Income (Loss)	(386,753)	(386,753)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	386,753	386,753	—	(386,753)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	43,771,647
Balance at September 30, 2024	$—	$—	7,250,000	$468,373,436

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	6,650,000	$390,617,304
Purchases of Shares	—	—	8,600,000	546,953,433
Redemption of Shares	—	—	(6,500,000)	(406,580,792)
Net Increase (Decrease) due to Share Transactions	$—	$—	2,100,000	$140,372,641
Net Comprehensive Income (Loss)	(1,904,045)	(1,904,045)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,904,045	1,904,045	—	(1,904,045)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	16,225,676
Balance at September 30, 2025	$—	$—	8,750,000	$545,311,576

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	4,750,000	$312,438,303
Purchases of Shares	—	—	3,550,000	221,241,137
Redemption of Shares	—	—	(1,050,000)	(64,467,427)
Net Increase (Decrease) due to Share Transactions	$—	$—	2,500,000	$156,773,710
Net Comprehensive Income (Loss)	(1,200,439)	(1,200,439)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,200,439	1,200,439	—	(1,200,439)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	361,862
Balance at September 30, 2024	$—	$—	7,250,000	$468,373,436

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,904,045)	$(1,200,439)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	46,095	40,364
Accrued interest expense	(40)	(50,137)
Net cash provided by (used in) operating activities	(1,857,990)	(1,210,212)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	546,953,433	208,308,648
Redemptions of redeemable capital Shares	(409,510,530)	(64,467,427)
Net cash provided by (used in) financing activities	137,442,903	143,841,221
Effect of exchange rate on cash	16,218,312	373,393
Net change in cash	151,803,225	143,004,402
Cash at beginning of period	393,691,700	312,587,509
Cash at end of period	$545,494,925	$455,591,911

Supplemental disclosure of cash flow information
Cash paid for interest	$317	$205,673

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

C. Segment Reporting

The Trust represents a single operating segment. Subject to the oversight and, when applicable, approval of the Board of Managers, the Trust’s Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM monitors the operating results as a whole and the Trust’s long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust’s financial statements.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and nine months ended September 30, 2025 and 2024 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2025 was an annual nominal rate of 0.00%. For the nine months ended September 30, 2025, there were Japanese Yen principal deposits of 79,312,472,968, Japanese Yen principal redemptions of 59,887,146,280 and Japanese Yen withdrawals (to pay expenses) of 274,901,460, resulting in an ending Japanese Yen principal balance of 80,561,417,948. This equates to 545,494,925 USD. For the year ended December 31, 2024, there were Japanese Yen principal deposits of 33,771,246,366, Japanese Yen principal redemptions of 16,182,775,633 and Japanese Yen withdrawals (to pay expenses) of 246,065,012, resulting in an ending Japanese Yen principal balance of 61,410,992,720. This equates to 390,754,598 USD (which includes USD redemptions payable).

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2025 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since September 30, 2020:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2025.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust's financial condition, used in the preparation of these financial statements.

Results of Operations

During the three and nine months ended September 30, 2025 and 2024, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from global tariff gyrations and mounting U.S. economic uncertainty for 2025, and expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for both 2024 and 2025, which are considered to be unusual or infrequent events. Although the full and direct impact of global tariffs, U.S. economic concerns, Fed easing expectations and rising geopolitical tensions, on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2025 and 2024, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Japanese Yen (JPY/USD) fell in the third quarter of 2025, erasing some of the gains in the first half of the year. The yen benefited from safe haven demand and a weakening U.S. dollar, while the Fed tilt to dovishness was also supportive from a rate differential perspective. However, this was outweighed by steady Japanese policy rates as the Bank of Japan (BoJ) continued to postpone rate hikes amid political instability and concerns around fiscal sustainability. Leadership changes at the end of the third quarter further delayed investor expectations for rate hikes.

The Japanese Yen (JPY/USD) rallied significantly in the third quarter of 2024 supported by the surprise hike in Japanese rates in July, and the Fed first rate cut in September. The unexpected hike triggered a sharp unwind of U.S. dollar, Japanese yen carry trades (i.e., borrowing in the Japanese yen and investing it in a higher yielding asset like U.S. treasuries), which further supported the pair. The Bank of Japan (BoJ) also signaled the potential for more hikes to come which marked a pivotal shift from the central bank’s previous, unwavering commitment to its ultra-loose monetary policy. The U.S. dollar was further weighed down by the U.S. equity market downturn, reignited hard landing concerns, and growing uncertainty around the US election.

The Japanese Yen (JPY/USD) posted gains year-to-date through the third quarter of 2025, though earlier strength was partially unwound by its retreat to end the period. The U.S. dollar was pressured by concerns around the Fed independence and dovishness, economic concerns, the growth of the USD debasement trade, and tariff-related uncertainty, but still managed to move higher in the third quarter. On the other hand, the yen benefited from strong safe haven demand and rate hike expectations by the BoJ for the first half of the year, but the momentum was derailed by fading conviction in rate hikes amid political instability and concerns around fiscal stability in Japan.

Despite the strong rally in the third quarter of 2024, the Japanese yen (JPY/USD) still ended the first three quarters of 2024 lower. The pair was heavily pressured in the first half of the year, with prices sliding to the weakest level against the U.S. dollar in over three decades as the BoJ stayed committed to its ultra-loose monetary policy, while the Fed kept on with its higher-for-longer rhetoric amid sticky U.S. inflation. However, the pair managed to make a strong comeback in the third quarter of 2024, erasing most of its previous losses, with the surprise Japanese rate hike in July boosting the yen, while the kickoff of the Fed’s easing cycle and other U.S. macro concerns pressured the dollar.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

Regulatory Matters

Changes to United States tariff and trade policies have increased the volatility of foreign exchange rates and may continue to do so. This volatility could materially and adversely affect the performance of the Shares.

The United States, under the Trump administration, has implemented significant tariff increases on imports from a large number of countries, affecting a broad array of goods, and has signaled that additional tariffs may be imposed. These actions are part of a broader shift in U.S. trade policy that has at times been difficult to predict. The potential for further escalation, including the imposition of new or higher tariffs with limited notice, has contributed to increased uncertainty in global markets. In response, other countries, including China, have announced retaliatory measures. While some tariff reductions have been implemented pursuant to temporary arrangements between the United States and various trading partners, such measures remain subject to reversal. These developments have contributed to increased volatility in foreign exchange markets, including fluctuations in the USD/Japanese Yen exchange rate. Sustained or increased volatility could materially and adversely affect the performance of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the nine months ended September 30, 2025, the Trust’s redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	3,500,000	$62.54
August 1, 2025 to August 31, 2025	400,000	$62.29
September 1, 2025 to September 30, 2025	250,000	$62.27
Total	4,150,000	$62.50

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 6, 2025	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2025	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools