Form 10-Q
period 2026-03-31
Invesco CurrencyShares Japanese Yen Trust
filed 2026-05-07
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2026: 8,100,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Japanese Yen deposits, interest bearing	$467,842,233	$475,304,521
Total Assets	$467,842,233	$475,304,521
Liabilities
Accrued Sponsor’s fee	163,848	160,130
Total Liabilities	163,848	160,130
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 8,100,000 and 8,100,000 issued and outstanding, respectively	467,678,385	475,144,391
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$467,842,233	$475,304,521

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three Months ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Income
Interest Income	$—	$—
Total Income	—	—
Expenses
Sponsor’s fee	(476,543)	(435,228)
Total Expenses	(476,543)	(435,228)
Net Comprehensive Income (Loss)	$(476,543)	$(435,228)
Basic and Diluted Earnings (Loss) per Share	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	8,237,778	7,349,444

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months ended March 31, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	8,100,000	$475,144,391
Purchases of Shares	—	—	550,000	32,908,748
Redemption of Shares	—	—	(550,000)	(31,886,469)
Net Increase (Decrease) due to Share Transactions	—	—	—	1,022,279
Net Comprehensive Income (Loss)	(476,543)	(476,543)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	476,543	476,543	—	(476,543)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(8,011,742)
Balance at March 31, 2026	$—	$—	8,100,000	$467,678,385

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	6,650,000	$390,617,304
Purchases of Shares	—	—	2,450,000	151,202,890
Redemption of Shares	—	—	(200,000)	(11,821,346)
Net Increase (Decrease) due to Share Transactions	—	—	2,250,000	139,381,544
Net Comprehensive Income (Loss)	(435,228)	(435,228)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	435,228	435,228	—	(435,228)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	19,316,981
Balance at March 31, 2025	$—	$—	8,900,000	$548,880,601

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust Statements of Cash Flows

For the Three Months ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(476,543)	$(435,228)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	3,718	38,000
Accrued interest expense	—	(81)
Net cash provided by (used in) operating activities	(472,825)	(397,309)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	32,908,748	151,202,890
Redemptions of redeemable capital Shares	(31,886,469)	(14,751,084)
Net cash provided by (used in) financing activities	1,022,279	136,451,806
Effect of exchange rate on cash	(8,011,742)	19,309,617
Net change in cash	(7,462,288)	155,364,114
Cash at beginning of period	475,304,521	393,691,700
Cash at end of period	$467,842,233	$549,055,814
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$81

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

March 31, 2026

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three months ended March 31, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2026 was an annual nominal rate of 0.00%. For the three months ended March 31, 2026, there were Japanese Yen principal deposits of 5,055,383,223, Japanese Yen principal redemptions of 5,054,138,705 and Japanese Yen withdrawals (to pay expenses) of 73,830,781, resulting in an ending Japanese Yen principal balance of 74,429,020,841. This equates to 467,842,233 USD. For the year ended December 31, 2025, there were Japanese Yen principal deposits of 82,991,150,290, Japanese Yen principal redemptions of 69,548,070,558 and Japanese Yen withdrawals (to pay expenses) of 352,465,348, resulting in an ending Japanese Yen principal balance of 74,501,607,104. This equates to 475,304,521 USD.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Japanese Yen, as the value of the Shares relates directly to the value of the Japanese Yen held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent Annual Report on Form 10-K, for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2026 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since March 31, 2021:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2026.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust's financial condition, used in the preparation of these financial statements.

Results of Operations

During the three months ended March 31, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three months ended March 31, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three months ended March 31, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three months ended March 31, 2026 and 2025 cannot be known, it is believed that they may have independently affected the Closing Spot Rate, the interest rate paid by the Depository, and global economic and market conditions generally, including the number of Shares created and redeemed by the Trust.

The Japanese Yen (JPY) weakened during the first quarter of 2026, resulting in negative performance for the Fund, with broad U.S. dollar strength serving as the primary driver. While JPY is traditionally viewed as a safe‑haven currency, its appeal was limited by Japan’s relatively low interest rates and continued policy divergence. Prior to the escalation of the Iran conflict, markets largely expected the Federal Reserve to begin cutting rates later in 2026; however, renewed inflation concerns tied to higher energy prices shifted expectations toward a more hawkish Fed stance, reinforcing the dollar’s yield advantage. Meanwhile, the Bank of Japan maintained a cautious and comparatively dovish approach, leaving rate differentials firmly in favor of the U.S. dollar and placing sustained pressure on the Yen over the quarter.

The Japanese Yen ended the first quarter of 2025 higher, largely thanks to US dollar (USD) weakness. Macroeconomic concerns ignited by shifting global tariff policies and mounting stagflation fears dented consumer, investor, as well as business sentiment in the US, leading to a sharp downturn in domestic financial markets. Moreover, the JPY is also gaining support from safe haven demand amid dissipating risk appetite, and expectations for rate hikes by the Bank of Japan, in contrast to rate cuts by the Federal Reserve.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended March 31, 2026, the Trust’s redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	250,000	$58.31
February 1, 2026 to February 28, 2026	—	$—
March 1, 2026 to March 31, 2026	300,000	$57.69
Total	550,000	$57.98

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 6, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 6, 2026	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools