Form 10-Q
period 2026-06-30
Invesco CurrencyShares Japanese Yen Trust
filed 2026-08-07
CIK 1353613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2026: 7,600,000

INVESCO CURRENCYSHARES® JAPANESE YEN TRUST

QUARTER ENDED June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Japanese Yen deposits, interest bearing	$429,247,842	$475,304,521
Japanese Yen deposits, non-interest bearing	60	—
Receivable from accrued interest	16,756	—
Total Assets	$429,264,658	$475,304,521
Liabilities
Accrued Sponsor’s fee	141,628	160,130
Total Liabilities	141,628	160,130
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 7,600,000,and 8,100,000 issued and outstanding, respectively	429,123,030	475,144,391
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$429,264,658	$475,304,521

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Interest Income	$16,883	$—	$16,883	$—
Total Income	16,883	—	16,883	—
Expenses
Sponsor’s fee	(441,970)	(838,664)	(918,513)	(1,273,892)
Interest Expense on currency deposits	$—	$(150)	$—	$(150)
Total Expenses	(441,970)	(838,814)	(918,513)	(1,274,042)
Net Comprehensive Income (Loss)	$(425,087)	$(838,814)	$(901,630)	$(1,274,042)
Basic and Diluted Earnings (Loss) per Share	$(0.06)	$(0.06)	$(0.11)	$(0.12)
Weighted-average Shares Outstanding	7,676,374	13,282,418	7,955,525	10,332,320

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2026	$—	$—	8,100,000	$467,678,385
Purchases of Shares	—	—	150,000	8,708,455
Redemption of Shares	—	—	(650,000)	(37,525,546)
Net Increase (Decrease) due to Share Transactions	—	—	(500,000)	(28,817,091)
Net Comprehensive Income (Loss)	(425,087)	(425,087)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	425,087	425,087	—	(425,087)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(9,313,177)
Balance at June 30, 2026	$—	$—	7,600,000	$429,123,030

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2025	$—	$—	8,900,000	$548,880,601
Purchases of Shares	—	—	6,150,000	395,750,543
Redemption of Shares	—	—	(2,150,000)	(135,380,293)
Net Increase (Decrease) due to Share Transactions	—	—	4,000,000	260,370,250
Net Comprehensive Income (Loss)	(838,814)	(838,814)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	838,814	838,814	—	(838,814)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	14,401,169
Balance at June 30, 2025	$—	$—	12,900,000	$822,813,206

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	8,100,000	$475,144,391
Purchases of Shares	—	—	700,000	41,617,203
Redemption of Shares	—	—	(1,200,000)	(69,412,015)
Net Increase (Decrease) due to Share Transactions	—	—	(500,000)	(27,794,812)
Net Comprehensive Income (Loss)	(901,630)	(901,630)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	901,630	901,630	—	(901,630)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(17,324,919)
Balance at June 30, 2026	$—	$—	7,600,000	$429,123,030

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	6,650,000	$390,617,304
Purchases of Shares	—	—	8,600,000	546,953,433
Redemption of Shares	—	—	(2,350,000)	(147,201,639)
Net Increase (Decrease) due to Share Transactions	—	—	6,250,000	399,751,794
Net Comprehensive Income (Loss)	(1,274,042)	(1,274,042)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,274,042	1,274,042	—	(1,274,042)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	33,718,150
Balance at June 30, 2025	$—	$—	12,900,000	$822,813,206

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(901,630)	$(1,274,042)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(18,502)	143,346
Receivable from accrued interest	(16,756)	(81)
Net cash provided by (used in) operating activities	(936,888)	(1,130,777)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	41,617,203	546,953,433
Redemptions of redeemable capital Shares	(69,412,015)	(150,131,378)
Net cash provided by (used in) financing activities	(27,794,812)	396,822,055
Effect of exchange rate on cash	(17,324,919)	33,710,787
Net change in cash	(46,056,619)	429,402,065
Cash at beginning of period	475,304,521	393,691,700
Cash at end of period	$429,247,902	$823,093,765
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$231

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Japanese Yen Trust

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026.

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

The Trust may hold a USD cash balance to pay the Trust's expenses and distribute excess interest. These amounts are reflected as USD cash at Depository on the Statements of Financial Condition.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and six months ended June 30, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 - Japanese Yen Deposits

Japanese Yen principal deposits are held in a Japanese Yen-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2026 was an annual nominal rate of 0.10%. For the six months ended June 30, 2026, there were Japanese Yen principal deposits of 6,432,483,559, Japanese Yen principal redemptions of 11,023,271,891 and Japanese Yen withdrawals (to pay expenses) of 147,313,239, resulting in an ending Japanese Yen principal balance of 69,763,505,533. This equates to 429,247,842 USD. For the year ended December 31, 2025, there were Japanese Yen principal deposits of 82,991,150,290, Japanese Yen principal redemptions of 69,548,070,558 and Japanese Yen withdrawals (to pay expenses) of 352,465,348, resulting in an ending Japanese Yen principal balance of 74,501,607,104. This equates to 475,304,521 USD.

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

Neither Invesco Specialized Products, LLC (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2026 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since June 30, 2021:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Japanese Yen from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended June 30, 2026.

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

Results of Operations

During the three and six months ended June 30, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part,impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three and six months ended June 30, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three and six months ended June 30, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss)

during the three and six months ended June 30, 2026 and 2025 cannot be known, it is believed that they may have independently affected the Closing Spot Rate, the interest rate paid by the Depository, and global economic and market conditions generally, including the number of Shares created and redeemed by the Trust.

The Japanese yen (JPY) delivered negative performance during the second quarter of 2026 as higher U.S. interest rates and continued demand for the USD outweighed support from tighter monetary policy in Japan. Rising energy prices associated with the conflict in the Middle East created additional challenges for Japan's import-dependent economy and contributed to inflation pressures. In response, the Bank of Japan (“BoJ”) raised its policy rate to 1.00% in June, its highest level since September 1995, as policymakers continued the gradual normalization of monetary policy. However, U.S. interest rates remained significantly higher than those in Japan, preserving the dollar's yield advantage and contributing to yen weakness against the USD during the period.

The Japanese Yen (JPY/USD) continued higher in the second quarter of 2025, supported by USD weakness, but also safe haven demand and shifting monetary policy expectations. While the BoJ held its policy rate steady amid escalating U.S. tariff uncertainty, the yen still benefited from rising global turmoil, heightened geopolitical tensions in the Middle East, and falling bond yields globally. Japan’s export-heavy economy faced renewed pressure from trade tensions, but a sharp rise in capital expenditure in the first quarter and resilient domestic data helped offset some of the drag. With domestic inflation still above target and the BoJ being one of the few central banks maintaining a tightening bias, the yen held its ground.

The Japanese Yen (JPY) delivered negative performance year-to-date through the second quarter of 2026 as higher U.S. interest rates and persistent USD strength continued to outweigh support from tighter monetary policy in Japan. During the first quarter, the yen came under pressure as rising energy prices and geopolitical tensions led investors to reassess expectations for Federal Reserve rate cuts, preserving the dollar's yield advantage. In the second quarter, the BoJ took a significant step toward policy normalization, raising its policy rate to 1.00%—its highest level since September 1995—as inflation pressures increased. However, despite higher Japanese interest rates, policy rates in the United States remained materially higher, continuing to favor the USD. As a result, the narrowing in interest rate differentials was insufficient to offset broader dollar strength, and the yen weakened against the USD over the period.

The Japanese Yen (JPY/USD) advanced in the first half of 2025, supported by persistent USD weakness and elevated safe haven demand. In the first quarter, deteriorating US sentiment amid global tariff volatility and stagflation concerns pressured the USD, while expectations for BoJ rate hikes supported the yen. In the second quarter, the BoJ held rates steady despite rising inflation, but renewed trade tensions, particularly U.S. tariffs on Japanese auto exports, added pressure to Japan’s economy. Still, resilient domestic data and a persistent tightening bias from the BoJ helped the yen maintain strength. Global investor caution and rising geopolitical tensions in the second quarter also boosted the yen’s safe haven appeal.

Additionally, the interest rate paid by the Depository has generally remained flat over the past year to the current interest rate at 0.10%, as set forth in the FXY Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceeds interest income, the Trust will incur a net comprehensive loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the Japanese Yen/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Japanese Yen held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under Exchange Act) that occurred during the Trust’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended June 30, 2026, the Trust’s redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	600,000	$57.81
May 1, 2026 to May 31, 2026	—	$—
June 1, 2026 to June 30, 2026	50,000	$56.81
Total	650,000	$57.73

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Japanese Yen Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 6, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 6, 2026	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools